Form 10-Q
period 2018-06-30
Rubius Therapeutics, Inc.
filed 2018-08-31
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-38586

RUBIUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2688109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Vassar Street, Suite 1A Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip code)

(617) 679-9600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of July 31, 2018, the registrant had 79,042,603 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•                  the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•                  our ability to advance any product candidate into or successfully complete any clinical trial;

•                  our ability or the potential to successfully manufacture our product candidates for clinical trials or for commercial use, if approved;

•                  our plans to renovate, customize and operate the manufacturing facility which we purchased in July 2018;

•                  the potential for our identified research priorities to advance our technologies;

•                  our ability to maintain regulatory approval, if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•                  the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;

•                  our ability to commercialize our products in light of the intellectual property rights of others;

•                  developments relating to cellular therapies, including red blood cell therapies;

•                  the success of competing therapies that are or become available;

•                  our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•                  the commercialization of our product candidates, if approved;

•                  our plans to research, develop and commercialize our product candidates;

•                  our ability to attract collaborators with development, regulatory and commercialization expertise;

•                  future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•                  the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•                  the rate and degree of market acceptance of our product candidates;

•                  regulatory developments in the United States and foreign countries;

•                  our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

i

•                  our ability to attract and retain key scientific or management personnel;

•                  the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•                  the impact of laws and regulations; and

•                  our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

ii

Rubius Therapeutics, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$116,922	$104,288
Marketable securities	64,808	—
Prepaid expenses and other current assets	965	700
Restricted cash	122	—
Total current assets	182,817	104,988
Property and equipment, net	21,130	2,415
Restricted cash	1,102	284
Deferred offering costs	2,484	—
Total assets	$207,533	$107,687
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,967	$2,033
Accrued expenses and other current liabilities	7,635	2,986
Current portion of long-term debt	306	2,139
Total current liabilities	14,908	7,158
Long-term debt, net of discount and current portion	5,156	3,302
Deferred rent	140	158
Preferred stock warrant liability	2,627	866
Liability for early exercise of stock options and restricted stock	223	100
Lease liability, net of current portion	14,412	—
Total liabilities	37,466	11,584
Commitments and contingencies (Note 11)
Convertible preferred stock (Series A, B and C), $0.001 par value; 51,981,005 and 44,070,808 shares authorized at June 30, 2018 and December 31, 2017, respectively, 51,845,438 and 43,933,006 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; liquidation preference of $239,442 and $138,242 at June 30, 2018 and December 31, 2017, respectively	240,776	139,790
Stockholders’ deficit:
Common stock, $0.001 par value; 79,000,000 and 65,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively, 15,009,817 and 14,977,317 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	15	15
Additional paid-in capital	34,636	17,277
Accumulated other comprehensive loss	(27)	—
Accumulated deficit	(105,333)	(60,979)
Total stockholders’ deficit	(70,709)	(43,687)
Total liabilities, convertible preferred stock and stockholders’ deficit	$207,533	$107,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	11,965	4,821	21,615	8,502
General and administrative	16,279	4,212	22,076	5,314
Total operating expenses	28,244	9,033	43,691	13,816
Loss from operations	(28,244)	(9,033)	(43,691)	(13,816)
Other income (expense):
Change in fair value of preferred stock warrant liability	(1,718)	(493)	(1,761)	(517)
Interest expense	(89)	(72)	(172)	(122)
Interest income and other income (expense), net	952	44	1,270	44
Total other expense, net	(855)	(521)	(663)	(595)
Net loss	(29,099)	(9,554)	(44,354)	(14,411)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	(280)	—	(656)
Net loss attributable to common stockholders	$(29,099)	$(9,834)	$(44,354)	$(15,067)
Net loss per share attributable to common stockholders, basic and diluted	$(3.33)	$(1.25)	$(5.19)	$(1.93)
Weighted average common shares outstanding, basic and diluted	8,727,392	7,866,955	8,542,362	7,808,681

Comprehensive loss:
Net loss	$(29,099)	$(9,554)	$(44,354)	$(14,411)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax of $0	18	—	(27)	—
Comprehensive loss	$(29,081)	$(9,554)	$(44,381)	$(14,411)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(44,354)	$(14,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,219	4,670
Depreciation and amortization expense	502	109
Change in fair value of preferred stock warrant liability	1,761	517
Accretion of discount on marketable securities	(120)	—
Non-cash interest expense	21	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(265)	(1)
Accounts payable	3,033	788
Accrued expenses and other current liabilities	1,434	356
Deferred rent	(18)	(10)
Net cash used in operating activities	(20,787)	(7,964)
Cash flows from investing activities:
Purchases of property and equipment	(1,458)	(716)
Purchases of marketable securities	(78,425)	—
Sales and maturities of marketable securities	13,710	—
Net cash used in investing activities	(66,173)	(716)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	100,986	120,379
Payments of initial public offering costs	(715)	—
Proceeds from issuance of common stock upon exercise of stock options	18	28
Proceeds from issuance of restricted common stock	—	100
Proceeds from repayment of promissory notes	245	—
Payments of debt issuance costs	—	(11)
Proceeds from borrowings under loan and security agreement	—	1,500
Net cash provided by financing activities	100,534	121,996
Net increase in cash, cash equivalents and restricted cash	13,574	113,316
Cash, cash equivalents and restricted cash at beginning of period	104,572	7,068
Cash, cash equivalents and restricted cash at end of period	$118,146	$120,384

Supplemental disclosure of non-cash investing and financing information:
Accretion of Series A redeemable convertible preferred stock to redemption value	$—	$656
Purchases of property and equipment included in accounts payable	$850	$360
Issuance of preferred stock warrant in connection with loan and security agreement	$—	$14
Amounts capitalized under build-to-suit lease transaction	$16,918	$—
Deferred offering costs and issuance costs included in accounts payable and accrued expenses	$1,769	$312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Rubius Therapeutics, Inc. (“Rubius” or the “Company”) is a therapeutics company focused on using its platform to develop red cell therapeutics for the treatment of patients with severe diseases. Rubius was incorporated in April 2013 as VL26, Inc. under the laws of the State of Delaware. In January 2015, the Company changed its name to Rubius Therapeutics, Inc.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the ability to establish clinical- and commercial-scale manufacturing processes and the ability to secure additional capital to fund operations. In addition, the Company is subject to uncertainty regarding the performance and safety of red cell therapeutics in humans. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

On July 20, 2018, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $257.9 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $3.5 million. Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock then outstanding automatically converted into 51,845,438 shares of common stock (see Note 7 and Note 14).

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from sales of convertible preferred stock and borrowings under a loan and security agreement, and most recently, with proceeds from the IPO completed in July 2018. The Company has incurred recurring losses since inception, including net losses of $44.4 million for the six months ended June 30, 2018 and $43.8 million for the year ended December 31, 2017.  As of June 30, 2018, the Company had an accumulated deficit of $105.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 31, 2018, the issuance date of the interim consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities, including net proceeds it received from the completion of the IPO, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim consolidated financial statements.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Registration Statement on

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Form S-1, as amended, File No. 333-225840 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2018 and consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and the consolidated cash flows for the six months ended June 30, 2018 and 2017, have been made. The Company’s consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock, the valuation of stock-based awards and the valuation of the preferred stock warrant liability. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. As of June 30, 2018 and December 31, 2017, the Company did not maintain cash balances in excess of federally insured limits. The Company’s cash equivalents as of June 30, 2018 consisted of U.S. government money market funds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. The Company did not record any deferred offering costs as of December 31, 2017. As of June 30, 2018, deferred offering costs of $2.5 million were recorded in the consolidated balance sheet.

Restricted Cash

As of June 30, 2018 and December 31, 2017, the Company maintained letters of credit totaling $1.2 million and $0.3 million, respectively, for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company classified $1.1 million and $0.3 million as restricted cash (non-current) in its consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively, and classified $0.1 million as restricted cash (current) in its consolidated balance sheet as of June 30, 2018.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•                  Level 1—Quoted prices in active markets for identical assets or liabilities.

•                  Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s long-term debt approximates its fair value due to its variable interest rate, which approximates a market interest rate.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is currently evaluating whether to early-adopt ASU 2016-02 and evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, this guidance is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating whether to early-adopt ASU 2017-11 and evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09. The Company is currently evaluating whether to early-adopt ASU 2018-07 and evaluating the impact that the adoption of ASU 2018-07 will have on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

Marketable securities by security type consisted of the following (in thousands):

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury notes (due within one year)	$56,381	$—	$(22)	$56,359
U.S. government agency bonds (due within one year)	8,454	—	(5)	8,449
	$64,835	$—	$(27)	$64,808

The Company did not have any marketable securities as of December 31, 2017.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$114,923	$—	$—	$114,923
U.S. treasury notes	—	1,999	—	1,999
Marketable securities:
U.S. government agency bonds	—	8,449	—	8,449
U.S. treasury notes	—	56,359	—	56,359
	$114,923	$66,807	$—	$181,730
Liabilities:
Preferred stock warrant liability	$—	$—	$2,627	$2,627

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the six months ended June 30, 2018. We evaluate transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2018.

The preferred stock warrant liability in the table above consisted of the fair value of warrants to purchase Series A and Series B convertible preferred stock (see Note 8) and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants. The Company assesses these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the preferred stock warrants are recognized as other income (expense) in the consolidated statements of operations and comprehensive loss.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability include the fair value per share of the underlying Series A and Series B convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrants is the fair value of the Company’s convertible preferred stock as of each remeasurement date. The Company determines the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deems relevant. As of June 30, 2018 and December 31, 2017, the fair value of the Series A convertible preferred stock was $19.85 per share and $6.73 per share, respectively. As of June 30, 2018 and December 31, 2017, the fair value of the Series B convertible preferred stock was $19.85 per share and $9.88 per share, respectively. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

The following table provides a roll-forward of the aggregate fair values of the Company’s preferred stock warrants for which fair value is determined by Level 3 inputs (in thousands):

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock
Warrant Liability
Fair value at December 31, 2017	$866
Change in fair value	1,761
Fair value at June 30, 2018	$2,627

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Laboratory equipment	$4,636	$2,751
Leasehold improvements	117	117
Computer equipment	57	57
Construction-in-progress	17,406	74
	22,216	2,999
Less: Accumulated depreciation and amortization	(1,086)	(584)
	$21,130	$2,415

Construction-in-progress as of June 30, 2018 included $16.9 million related to the Company’s build-to-suit lease (see Note 11).

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued employee compensation and benefits	$1,345	$1,339
Accrued external research and development expenses	1,852	1,230
Accrued lease liability, current portion	2,506	—
Accrued professional fees	1,762	219
Other	170	198
	$7,635	$2,986

6. Debt

The Company is party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which the Company had borrowed an aggregate of $5.5 million. Until May 2018, borrowings under the 2015 Credit Facility bore interest at an annual rate equal to the bank’s prime rate plus 1.25%, subject to a floor of 4.5%, and were repayable in monthly interest-only payments through May 2018 and in equal monthly payments of principal plus accrued interest from June 2018 until the maturity date in November 2019. In May 2018, the Company further amended the 2015 Credit Facility to modify the interest rate and extend the interest-only payment period and the maturity date. Currently, outstanding borrowings under the 2015 Credit Facility bear interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.5%, and are repayable in monthly interest-only payments through May 2019 and in equal monthly payments of principal plus accrued interest from June 2019 until the maturity date in November 2020. As of June 30, 2018, the interest rate applicable to borrowings under the 2015 Credit Facility was 5.75%.

The May 2018 amendment to the 2015 Credit Facility was accounted for as a debt modification, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. As a result, issuance costs paid to the lender in connection with the amendment were recorded as a reduction of the carrying amount of

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the debt liability and were not significant. Unamortized issuance costs as of the date of the modification will be amortized to interest expense using the effective interest method over the revised repayment term. Issuance costs paid to third parties were recorded as expense and were not significant.

Borrowings under the 2015 Credit Facility are collateralized by substantially all of the Company’s personal property, other than its intellectual property. There are no financial covenants associated with the 2015 Credit Facility; however, the Company is subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the 2015 Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.

As of June 30, 2018, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2018 (six months ending December 31)	$—
2019	2,139
2020	3,361
$5,500

7. Convertible Preferred Stock

The Company had issued Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”) and Series C convertible preferred stock (the “Series C Preferred Stock”). The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are collectively referred to as the “Preferred Stock”. Upon issuance of the Series A Preferred Stock, the holders of such shares were entitled to receive cumulative dividends of 8.0% per year, compounding annually, and such shares were redeemable at the option of the holder after five years from issuance date of the Series A Preferred Stock. In connection with the issuance and sale of Series B Preferred Stock, the holders of Series A Preferred Stock agreed to remove the cumulative dividend rights and redemption features of the Series A Preferred Stock. The change to the terms of the Series A Preferred Stock was accounted for as a modification, rather than an extinguishment, of the Series A Preferred Stock based on a comparison of the fair value of the stock immediately before and after the change in terms, which resulted in a fair value change of less than 10%. This modification did not have any impact on the Company’s consolidated financial statements. For periods after the June 2017 date of the modification of the Series A Preferred Stock, the Company no longer accretes the carrying value of the Series A Preferred Stock to redemption value as such shares are no longer redeemable.

In June 2017, the Company issued and sold 14,362,344 shares of Series B Preferred Stock at a price of $8.39 per share for gross proceeds of $120.5 million. The Company incurred issuance costs in connection with the Series B Preferred Stock of $0.4 million.

In February 2018, the Company issued and sold 7,912,432 shares of Series C Preferred Stock at a price of $12.79 per share for gross proceeds of $101.2 million. The Company incurred issuance costs in connection with the Series C Preferred Stock of $0.2 million.

As of each balance sheet date, the Preferred Stock consisted of the following (in thousands, except share amounts):

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2018
	Preferred stock authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A Preferred Stock	29,703,995	29,570,662	$19,723	$17,742	29,570,662
Series B Preferred Stock	14,364,578	14,362,344	120,067	120,500	14,362,344
Series C Preferred Stock	7,912,432	7,912,432	100,986	101,200	7,912,432
	51,981,005	51,845,438	$240,776	$239,442	51,845,438

	December 31, 2017
	Preferred stock authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A Preferred Stock	29,703,995	29,570,662	$19,723	$17,742	29,570,662
Series B Preferred Stock	14,366,813	14,362,344	120,067	120,500	14,362,344
	44,070,808	43,933,006	$139,790	$138,242	43,933,006

Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 14).

8. Warrants to Purchase Convertible Preferred Stock

The Company had outstanding warrants issued in 2015 to purchase up to 133,333 shares of Series A Preferred Stock in connection with the 2015 Credit Facility (see Note 6). The warrants are exercisable at a price of $0.60 per share and have a contractual term of ten years from issuance.

In May 2017, the Company issued warrants to purchase up to 2,234 shares of Series B Preferred Stock in connection with an amendment to the 2015 Credit Facility (see Note 6). The warrants are exercisable at a price of $8.39 per share and have a contractual term of ten years from issuance. The fair value of the warrants on the issuance date of less than $0.1 million was recorded as a debt discount and as a preferred stock warrant liability.

The Company remeasures the fair value of the liability for these preferred stock warrants at each reporting date and records any adjustments as other income (expense). The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model (see Note 3), and the resulting change in fair value was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

Upon the closing of the IPO, the Company’s outstanding warrants to purchase Series A Preferred Stock automatically became warrants to purchase an aggregate of 135,567 shares of common stock. In July 2018, the holders of such warrants completed a cashless exercise of the warrants, resulting in the Company’s issuance of 131,273 shares of common stock, whereby 4,294 shares of common stock were withheld by the Company to pay for the exercise price of the warrants (see Note 14).

9. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

In February 2018, the Company increased the number of authorized shares of common stock from 65,000,000 shares to 75,000,000 shares. In April 2018, the Company increased the number of authorized shares of common stock from 75,000,000 shares to 78,800,000 shares. In June 2018, the Company increased the number of authorized shares of common stock from 78,800,000 shares to 79,000,000 shares.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Stock-Based Compensation

2014 Stock Incentive Plan

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) provides for the Company to sell or issue incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2014 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.

Stock options granted under the 2014 Plan with service-based vesting conditions generally vest over three or four years and expire after ten years. The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. The Company’s board of directors values the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. The 2014 Plan allows for the early exercise of unvested stock options, subject to certain restrictions, including the ability of the Company to repurchase such options upon an option holder’s termination of employment with the Company if such options have not yet vested. Restricted stock granted under the 2014 Plan with service-based vesting conditions generally vest over three or four years.

The total number of shares of common stock that may be issued under the 2014 Plan was 19,152,328 shares as of June 30, 2018, of which 47,447 shares remained available for future issuance. Upon effectiveness of the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”) in July 2018 (see Note 14), the remaining shares available under the 2014 Plan ceased to be available for issuance and no future issuances will be made under the 2014 Plan. The shares of common stock underlying outstanding awards under the 2014 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) will be added to the shares of common stock available for issuance under the 2018 Plan.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock-based awards granted to employees and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.86%	2.06%	2.77%	2.06%
Expected volatility	74%	75%	74%	75%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.0	6.6	6.1	6.6

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock awards granted to non-employees:

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.22% - 2.97%	2.14% - 2.31%	2.02% - 2.97%	2.14% - 2.31%
Expected volatility	63% - 82%	74% - 85%	63% - 85%	74% - 85%
Expected dividend yield	—	—	—	—
Expected term (in years)	1 - 10	7 – 10	1 - 10	7 - 10
Fair value of common stock	$8.66 - $19.85	$2.51 - $3.65	$6.28 - $19.85	$0.19 - $3.65

During the six months ended June 30, 2018, the Company granted options to employees and directors for the purchase of 7,381,846 shares of common stock with a weighted average exercise price of $7.71 per share and a weighted average grant-date fair value of $7.38 per share.

In April 2017, an executive officer early exercised an option to purchase 1,400,000 shares of common stock, at an exercise price of $0.18 per share, for cash proceeds of $0.1 million and a promissory note for $0.2 million. The employee received shares of restricted common stock upon such exercise. The unvested shares of restricted common stock issued upon exercise are subject to the Company’s repurchase right at the lesser of the original exercise price per share or the fair value of such shares on the repurchase date. The $0.1 million of cash proceeds from the early exercise of this stock option was recorded as a liability in the Company’s consolidated balance sheet and will be reclassified to stockholders’ equity (deficit) as the shares vest and the Company’s repurchase rights related to such shares lapse. The promissory note was partial-recourse, but was treated as nonrecourse for accounting purposes. As a result, (i) this early exercise of common stock with a promissory note continued to be accounted for as an outstanding stock option and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. Stock-based compensation expense related to this award is being recognized over the requisite service period of the award based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. On June 21, 2018, the principal balance of $0.2 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory note was terminated (see Note 13).

As of June 30, 2018, the Company has outstanding options for the purchase of an aggregate of 679,500 shares of common stock with performance-based vesting conditions. As of June 30, 2018, the achievement of these performance conditions was determined not to be probable, and, therefore, the Company has not recorded any compensation expense related to these stock options.

Restricted Common Stock

The Company has granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

In April 2017, the Company issued 460,000 shares of restricted common stock, at a price of $0.19 per share, to an executive officer in exchange for a promissory note in the principal amount of $0.1 million. The promissory note was partial-recourse, but was treated as nonrecourse for accounting purposes and, as such, (i) this purchase of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. Stock-based compensation expense related to this award is being recognized over the requisite service period of the award based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. On

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 21, 2018, the principal balance of $0.1 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory note was terminated (see Note 13).

In January 2017 and May 2017, the Company issued 3,667,014 shares and 1,100,000 shares, respectively, of restricted common stock at prices of $0.19 per share and $1.65 per share, respectively, to the chairman of the Company’s board of directors in exchange for two promissory notes totaling $2.5 million. The promissory notes are partial-recourse, but were treated as nonrecourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. All of the stock-based awards issued to the chairman of the Company’s board of directors were issued for his services as a consultant and are being accounted for as non-employee stock-based awards. As a result, stock-based compensation expense related to the awards is being recognized over the requisite service period of the award based on the remeasured fair value of the award at each reporting period until the award vests, which is determined using the Black-Scholes option-pricing model. On June 21, 2018, the aggregate principal balance of both promissory notes of $2.5 million and all interest that had accrued thereon, totaling $0.1 million, was forgiven by the Company and the promissory notes were terminated (see Note 13). The forgiveness of these promissory notes by the Company resulted in the recognition of incremental stock-based compensation expense of $1.2 million during the three months ended June 30, 2018, which represents the change in the fair value of the vested portion of the awards resulting from the forgiveness. Stock-based compensation expense related to these awards will continue to be recognized over the requisite service period of the awards, based on the remeasured fair value of the awards at each reporting period. The aggregate amount of stock-based compensation expense related to these restricted stock awards recognized during the three and six months ended June 30, 2018 was $8.2 million and $10.7 million, respectively. The aggregate amount of stock-based compensation expense related to these restricted stock awards recognized during the three and six months ended June 30, 2017 was $3.2 million and $3.3 million, respectively (see Note 13).

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$1,323	$545	$1,732	$1,220
General and administrative expenses	12,439	3,265	15,487	3,450
	$13,762	$3,810	$17,219	$4,670

As of June 30, 2018, total unrecognized compensation cost related to the unvested employee and director stock-based awards was $54.3 million, which is expected to be recognized over a weighted average period of 3.7 years.

As of June 30, 2018, there were outstanding unvested service-based stock options held by non-employees for the purchase of 169,588 shares of common stock. As of June 30, 2018, there were 1,886,944 shares of unvested restricted common stock held by non-employees. Amounts expensed during the remaining vesting periods of the stock-based awards held by non-employees will be determined based on the fair value of the awards at each reporting period until the awards vest.

Pursuant to the second amended and restated chairman agreement dated June 21, 2018, upon effectiveness of the Company’s Form S-1 registration statement on July 17, 2018, the Company’s chairman was granted an option to purchase 1,902,977 shares of common stock at the public offering price of $23.00 per share.  The options will vest in full on the third anniversary of the date of grant. The grant-date fair value of this award was $36.4 million, however, stock-based compensation expense related to this award will be recognized over the requisite service period of the award based on the remeasured fair value of the award at each reporting period until the award vests.

11. Commitments and Contingencies

Operating Leases

The Company leases its office and laboratory facilities in Cambridge, Massachusetts under two noncancelable operating leases that expire in December 2018 and September 2021. The lease agreements include lease incentives, payment escalations and rent holidays, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the terms of occupancy. Rent expense for the three and six months ended June 30, 2018 was $0.4 million and $0.7 million, respectively. Rent expense for the three and six months ended June 30, 2017 was $0.2 million and $0.3 million, respectively.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Build-to-Suit Lease

In January 2018, the Company entered into a lease for office and laboratory space in Cambridge, Massachusetts. The lease term is expected to commence on or about November 1, 2018 and expires eight years from the commencement date. The Company is entitled to one five-year option to extend. The initial annual base rent is approximately $3.8 million, and such amount will increase during the initial term by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.9 million, which is secured by a cash deposit of the same amount. The lease agreement allows for a landlord-provided tenant improvement allowance of $9.4 million to be applied to the costs of the construction of the leasehold improvements.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of certain indemnification provisions within the lease agreement. As a result, as of June 30, 2018, the Company capitalized approximately $16.9 million (equal to the estimated fair value of its leased portion of the premises) as construction-in-progress within property and equipment and recorded a corresponding build-to-suit facility lease financing obligation. As of June 30, 2018, the current portion of the lease financing obligation of $2.5 million was classified within accrued expenses and other current liabilities and the remaining $14.4 million was classified as a lease liability, net of current portion, on its consolidated balance sheet. The construction is expected to be completed in the fourth quarter of 2018, at which time the Company will assess and determine if the assets and corresponding liability should be de-recognized.

Future Lease Payments

As of June 30, 2018, minimum commitments under the Company’s facilities’ leases are as follows (in thousands):

Year Ending December 31,
2018 (six months ending December 31)	$1,331
2019	4,470
2020	4,604
2021	4,555
2022	4,128
Thereafter	16,995
$36,083

License Agreement with the Whitehead Institute for Biomedical Research

The Company has a license agreement with the Whitehead Institute for Biomedical Research (“WIBR”), as amended, under which the Company has been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of the Company’s red cell therapies (the “WIBR License”). The Company is obligated to pay WIBR annual license maintenance fees of less than $0.1 million as well as patent-related costs, including legal fees, and low single-digit royalties based on annual net sales of licensed products and licensed services by the Company and its sublicensees. Based on the progress the Company makes in the advancement of products covered by the licensed patent rights, the Company is required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, the Company is required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by the Company on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

The Company has the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contract or in the event of the Company’s bankruptcy, liquidation, insolvency or cessation of business related to the license.

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For each of the three and six months ended June 30, 2018, the Company made matching contributions of $0.1 million.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(29,099)	$(9,554)	$(44,354)	$(14,411)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	(280)	—	(656)
Net loss attributable to common stockholders	$(29,099)	$(9,834)	$(44,354)	$(15,067)
Denominator:
Weighted average common shares outstanding, basic and diluted	8,727,392	7,866,955	8,542,362	7,808,681
Net loss per share attributable to common stockholders, basic and diluted	$(3.33)	$(1.25)	$(5.19)	$(1.93)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares from the periods in the table above, presented

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2018	2017
Convertible preferred stock (as converted to common stock)	51,845,438	43,933,006
Warrants to purchase convertible preferred stock (as converted to common stock)	135,567	135,567
Restricted common stock	3,058,612	6,679,099	(1)
Stock options to purchase common stock	11,961,731	3,085,530
	67,001,348	53,833,202

(1) Includes vested restricted common stock issued for promissory note prior to settlement.

13. Related Parties

In April 2013, the Company entered into a services agreement with Flagship Ventures Management, Inc. (“Flagship”), an affiliate of one of its principal stockholders, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company recorded general and administrative expense for services received under this agreement of $0.3 million and $0.5 million during the three and six months ended June 30, 2018, respectively. The Company made cash payments of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, related to these services. The Company recorded general and administrative expense for services received under this agreement of $0.2 million and $0.5 million during the three and six months ended June 30, 2017, respectively. The Company made cash payments of $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively, related to these services. As of June 30, 2018, the Company had $0.1 million payable to Flagship for costs related to the services agreement.

In January 2017, the Company loaned $0.7 million to the chairman of its board of directors to purchase shares of common stock pursuant to a promissory note and a restricted stock agreement (see Note 10). In May 2017, the Company loaned $1.8 million to the chairman of its board of directors to purchase shares of common stock pursuant to a promissory note and a restricted stock agreement (see Note 10). On June 21, 2018, the aggregate principal balance of both promissory notes of $2.5 million and all interest that had accrued thereon, totaling $0.1 million, was forgiven by the Company and the promissory notes were terminated (see Note 10).

In April 2017, the Company loaned $0.2 million to an executive officer of the Company to purchase shares of common stock pursuant to two promissory notes and two restricted stock agreements (see Note 10). On June 21, 2018, the aggregate principal balance of both promissory notes of $0.2 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory notes were terminated.

14. Subsequent Events

2018 Equity Incentive Plan

On July 6, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Plan, which became effective on July 16, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 5,708,931, which shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

On July 6, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 16, 2018. A total of 951,488 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the least of (i) 951,488 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the Company’s ESPP.

Initial Public Offering

On July 20, 2018, the Company completed its IPO, pursuant to which it issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $257.9 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $3.5 million. Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock then outstanding automatically converted into 51,845,438 shares of common stock (see Note 7).  Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.

Upon the closing of the IPO, the Company’s outstanding warrants to purchase Series A Preferred Stock automatically became warrants to purchase an aggregate of 135,567 shares of common stock. In July 2018, the holders of such warrants completed a cashless exercise of the warrants, resulting in the Company’s issuance of 131,273 shares of common stock, whereby 4,294 shares of common stock were withheld by the Company to pay for the exercise price of the warrants. Upon the closing of the IPO whereby the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock, the Company reclassified the carrying value of the warrants from a non-current liability to additional paid-in capital in its consolidated balance sheet.

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. The Company plans to renovate and customize this facility to manufacture clinical supply of its product candidates.

Changes to Authorized Common and Preferred Shares

On July 20, 2018, the Company filed a restated certificate of incorporation in the State of Delaware, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock, $0.001 par value per share, and (ii) 10,000,000 shares of preferred stock, $0.001 par value per share. The shares of preferred stock are currently undesignated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on July 18, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are pioneering the development of a new class of medicines, Red Cell Therapeutics, or RCTs. Based on our vision that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary platform to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies. We believe that our RCTs will provide life-changing or life-saving benefits for patients with severe diseases across multiple therapeutic areas.

We have generated hundreds of RCTs using our highly versatile and proprietary cellular therapy platform, the Rubius Erythrocyte Design, or RED, Platform. We are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in rare diseases, cancer and autoimmune diseases. We plan to file an investigational new drug application, or IND, for our first product candidate in the first quarter of 2019 and INDs for additional RCT product candidates during 2019, 2020 and thereafter.

Since our inception, we have focused substantially all of our resources on building our proprietary RED Platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing drug product material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our initial public offering. On July 20, 2018, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $257.9 million after deducting underwriting discounts and commissions but before deducting offering costs. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $44.4 million for the six months ended June 30, 2018 and $43.8 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $105.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•                  conduct clinical trials for our product candidates;

•                  further develop our RED Platform;

•                  continue to discover and develop additional product candidates;

•                  maintain, expand and protect our intellectual property portfolio;

•                  hire additional clinical, scientific manufacturing and commercial personnel;

•                  expand in-house manufacturing capabilities, including through the renovation, customization and operation of our recently purchased manufacturing facility;

•                  establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

•                  acquire or in-license other product candidates and technologies;

•                  seek regulatory approvals for any product candidates that successfully complete clinical trials;

•                  establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, as a result of our IPO, we expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $181.7 million. We believe that our existing cash, cash equivalents and marketable securities and the proceeds from our IPO in July 2018, will enable us to fund our operating expenses, capital expenditure requirements, including the purchase, renovation and customization of a manufacturing facility, and debt service payments into 2021. See “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or license or collaboration agreements with third parties, we may generate revenue in the future from product sales, payments from collaboration or license agreements that we may enter into with third parties, or any combination thereof.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•                  employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;

•                  expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;

•                  the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and contract manufacturing organizations, or CMOs;

•                  laboratory supplies and research materials;

•                  facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and

•                  payments made under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs that include fees, reimbursed materials and other costs paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•                  the timing and progress of preclinical and clinical development activities;

•                  the number and scope of preclinical and clinical programs we decide to pursue;

•                  raising additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;

•                  the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

•                  our ability to maintain our current research and development programs and to establish new ones;

•                  our ability to establish new licensing or collaboration arrangements;

•                  the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;

•                  the receipt and related terms of regulatory approvals from applicable regulatory authorities;

•                  the availability of specialty raw materials for use in production of our product candidates;

•                  our ability to consistently manufacture our product candidates for use in clinical trials;

•                  our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;

•                  our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•                  our ability to protect our rights in our intellectual property portfolio;

•                  the commercialization of our product candidates, if and when approved;

•                  obtaining and maintaining third-party insurance coverage and adequate reimbursement;

•                  the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;

•                  competition with other products; and

•                  a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Change in Fair Value of Preferred Stock Warrant Liability

In connection with our loan and security agreement with Pacific Western Bank, we issued warrants to purchase Series A and Series B preferred stock. We classified these warrants as a liability on our consolidated balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. Upon the closing of the IPO in July 2018, the preferred stock warrants became exercisable for common stock instead of preferred stock and were concurrently exercised by the holders. As a result, the fair value of the warrants was reclassified to additional paid-in capital and we no longer have a warrant liability to remeasure.

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan and security agreement as well as amortization of debt discount and debt issuance costs.

Interest Income and Other Expense, Net

Interest income consists of interest earned on our invested cash balances. We expect our interest income to increase as we invest the cash received from the sale of Series C preferred stock in February 2018 and the net proceeds from the IPO.

Other income (expense) consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2017, we had U.S. federal and state net operating loss carryforwards of $38.2 million and $37.9 million, respectively, which may be available to offset future taxable income and begin to expire in 2033 and 2034, respectively. As of December 31, 2017, we also had U.S. federal and state research and development tax credit carryforwards of $0.9 million and $0.4 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2030, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal tax rate of 35% to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The federal tax rate change resulted in a reduction in the gross amount of our deferred tax assets and liabilities recorded as of December 31, 2017, and a corresponding reduction in our valuation allowance. As a result, no income tax expense or benefit was recognized as of the enactment date of the TCJA.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,965	4,821	7,144
General and administrative	16,279	4,212	12,067
Total operating expenses	28,244	9,033	19,211
Loss from operations	(28,244)	(9,033)	(19,211)
Other income (expense):
Change in fair value of warrant liability	(1,718)	(493)	(1,225)
Interest expense	(89)	(72)	(17)
Interest income and other income (expense), net	952	44	908
Total other expense, net	(855)	(521)	(334)
Net loss	$(29,099)	$(9,554)	$(19,545)

Research and Development Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
RTX-134	$1,286	$—	$1,286
Platform development, early-stage research and unallocated expenses:
Personnel related	3,027	1,202	1,825
Stock-based compensation expense	1,323	545	778
External manufacturing and research	3,142	1,662	1,480
Laboratory supplies and research materials	1,968	921	1,047
Facility related and other	1,219	491	728
Total research and development expenses	$11,965	$4,821	$7,144

Research and development expenses were $12.0 million for the three months ended June 30, 2018, compared to $4.8 million for the three months ended June 30, 2017. The increase in direct costs related to our RTX-134 program of $1.3 million was primarily due to contract manufacturing costs incurred in preparation for our planned Phase 1/2a clinical trial of RTX-134 in patients with phenylketonuria. The increase in personnel-related costs of $1.8 million was due to increased headcount in our research and development function. The increase in external manufacturing and research costs of $1.5 million was primarily due to our efforts to improve and expand our manufacturing capabilities, preparation for clinical-scale production and an expansion of our in vivo testing to support clinical candidate selection. The increase in laboratory supplies and research materials of $1.0 million was primarily due to increases in platform development, manufacturing process and drug discovery activities.

General and Administrative Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Personnel related	$1,835	$407	$1,428
Stock-based compensation expense	12,439	3,264	9,175
Professional and consultant fees	1,547	457	1,090
Facility related and other	458	84	374
Total general and administrative expenses	$16,279	$4,212	$12,067

General and administrative expenses for the three months ended June 30, 2018 were $16.3 million, compared to $4.2 million for the three months ended June 30, 2017. The increase in general and administrative expenses of $12.1 million was primarily due to an increase in stock-based compensation expense of $9.2 million. The increase in stock-based compensation expense was primarily due to the recognition of compensation expense of $9.8 million for the three months ended June 30, 2018 for stock-based awards granted in 2017 to the chairman of our board of directors as compared to $3.2 million of compensation expense recognized in the same period in 2017. All of the stock-based awards issued to the chairman of our board of directors were issued for his services as a consultant and are being accounted for as non-employee stock-based awards. At the end of each reporting period prior to completion of the services, we remeasure the fair value of any unvested portion of the awards and adjust the expense accordingly. As a result, changes in the fair value of our common stock impact the amount of stock-based compensation expense that we recognize for these awards. The remaining increase in stock-based compensation expense of $2.6 million was primarily due to an increase in the number of awards granted in 2018 and the per share grant-date fair value of such awards. Personnel-related costs increased by $1.4 million as a result of an increase in headcount in our general and administrative function. Professional and consultant fees increased by $1.1 million primarily due to increased patent costs and increases in accounting, audit and legal fees incurred as we prepared to operate as a public company. The increase in facility-related and other expenses of $0.4 million was primarily due to an increase in facilities costs resulting from entering into a lease of office and laboratory space in July 2017.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to the increase in the value of our preferred stock for the three months ended June 30, 2018 and 2017.

Interest Expense

Interest expense for each of the three months ended June 30, 2018 and 2017 was $0.1 million and consisted of interest on the outstanding borrowings under our loan and security agreement.

Interest Income and Other Income (Expense), Net

Interest income for the three months ended June 30, 2018 was $1.0 million compared to $0.1 million in the three months ended June 30, 2017 due to interest earned on invested cash balances. Our cash balances were invested in money market funds during the three months ended June 30, 2017.

Other income (expense), net was not significant during the three months ended June 30, 2018 or 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	21,615	8,502	13,113
General and administrative	22,076	5,314	16,762
Total operating expenses	43,691	13,816	29,875
Loss from operations	(43,691)	(13,816)	(29,875)
Other income (expense):
Change in fair value of warrant liability	(1,761)	(517)	(1,244)
Interest expense	(172)	(122)	(50)
Interest income and other income (expense), net	1,270	44	1,226
Total other expense, net	(663)	(595)	(68)
Net loss	$(44,354)	$(14,411)	$(29,943)

Research and development expenses

	Six Months Ended June 30,
	2018	2017	Change

Direct research and development expenses by program:
RTX-134	$2,959	$—	$2,959
Platform development, early-stage research and unallocated expenses:
Personnel related	5,279	2,051	3,228
Stock-based compensation expense	1,732	1,220	512
External manufacturing and research	5,571	2,965	2,606
Laboratory supplies and research materials	3,762	1,435	2,327
Facility related and other	2,312	831	1,481
Total research and development expenses	$21,615	$8,502	$13,113

Research and development expenses were $21.6 million for the six months ended June 30, 2018, compared to $8.5 million for the six months ended June 30, 2017. The increase in direct costs related to our RTX-134 program of $3.0 million was primarily due to contract manufacturing costs incurred in preparation for our planned Phase 1/2a clinical trial of RTX-134 in patients with phenylketonuria. The increase in personnel-related costs of $3.2 million was due to increased headcount in our research and development function. The increase in external manufacturing and research costs of $2.6 million was primarily due to our efforts to improve and expand our manufacturing capabilities, preparation for clinical-scale production and an expansion of our in vivo testing to support clinical candidate selection. The increase in laboratory supplies and research materials of $2.3 million was primarily due to increases in platform development, manufacturing process and drug discovery activities as well as an increase in the volume and cost of bioprocessing materials as we scale up our manufacturing process. The increase in facility-related and other expenses of $1.5 million was primarily due to an increase in facilities costs resulting from entering into a lease of office and laboratory space in July 2017 and the increased costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Personnel related	$2,811	$692	$2,119
Stock-based compensation expense	15,487	3,449	12,038
Professional and consultant fees	2,998	1,032	1,966
Facility related and other	780	141	639
Total general and administrative expenses	$22,076	$5,314	$16,762

General and administrative expenses for the six months ended June 30, 2018 were $22.1 million, compared to $5.3 million for the six months ended June 30, 2017. The increase in general and administrative expenses of $16.8 million was primarily due to an increase in stock-based compensation expense of $12.0 million. The increase in stock-based compensation expense was primarily due to the recognition of compensation expense of $12.4 million for the six months ended June 30, 2018 for stock-based awards granted in 2017 to the chairman of our board of directors as compared to $3.3 million of compensation expense recognized in the same period in 2017. All of the stock-based awards issued to the chairman of our board of directors were issued for his services as a consultant and are being accounted for as non-employee stock-based awards. At the end of each reporting period prior to completion of the services, we remeasure the fair value of any unvested portion of the awards and adjust the expense accordingly. As a result, changes in the fair value of our common stock impact the amount of stock-based compensation expense that we recognize for these awards. The remaining increase in stock-based compensation expense of $2.9 million was primarily due to an increase in the number of awards granted in 2018 and the per share grant-date fair value of such awards. Personnel-related costs increased by $2.1 million as a result of an increase in headcount in our general and administrative function. Professional and consultant fees increased by $2.0 million primarily due to consulting fees paid to the chairman of our board of directors for his services as a consultant, increased patent costs and increases in accounting, audit and legal fees incurred as we prepared to operate as a public company.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to the increase in the value of our preferred stock for the six months ended June 30, 2018 and 2017.

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017 consisted of interest on the outstanding borrowings under our loan and security agreement. Interest expense increased from $0.1 million in the six months ended June 30, 2017 to $0.2 million in the six months ended June 30, 2018 due to the increase in outstanding borrowings under our loan and security agreement and higher interest rate applicable to such outstanding borrowings.

Interest Income and Other Income (Expense), Net

Interest income for the six months ended June 30, 2018 was $1.2 million compared to $0.1 million in the six months ended June 30, 2017 due to interest earned on invested cash balances. Our cash balances were invested in money market funds during the six months ended June 30, 2017.

Other income (expense), net was not significant during the six months ended June 30, 2018 or 2017.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred stock and borrowings under our loan and security agreement. As of June 30, 2018, no amounts remained available for borrowing under the loan and security agreement. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $181.7 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $257.9 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $3.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(20,787)	$(7,964)
Cash used in investing activities	(66,173)	(716)
Cash provided by financing activities	100,534	121,996
Net increase in cash, cash equivalents and restricted cash	$13,574	$113,316

Operating Activities

During the six months ended June 30, 2018, operating activities used $20.8 million of cash, primarily resulting from our net loss of $44.4 million, partially offset by net non-cash charges of $19.4 million, primarily consisting of stock-based compensation expense, and net cash provided by changes in our operating assets and liabilities of $4.2 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $4.5 million increase in accounts payable and accrued expenses and other current liabilities.

During the six months ended June 30, 2017, operating activities used $8.0 million of cash, primarily resulting from our net loss of $14.4 million, partially offset by net non-cash charges of $5.3 million, primarily consisting of stock-based compensation expense, and net cash provided by changes in our operating assets and liabilities of $1.1 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $1.1 million increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $66.2 million, consisting of net purchases of marketable securities of $64.7 million and purchases of property and equipment of $1.5 million.

During the six months ended June 30, 2017, net cash used in investing activities was $0.7 million, consisting of purchases of property and equipment. The purchases of property and equipment in both periods related to equipment purchases as we expanded our discovery and manufacturing activities.

Financing Activities

During the six months ended June 30, 2018 and 2017, net cash provided by financing activities consisted primarily of proceeds from the issuance of preferred stock.

Loan and Security Agreement

We are party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which we have borrowed an aggregate of $5.5 million. Until May 2018, borrowings under the 2015 Credit Facility bore interest at an annual rate equal to the bank’s prime rate plus 1.25%, subject to a floor of 4.5%, and were repayable in monthly interest-only payments through May 2018 and in equal monthly payments of principal plus accrued interest from June 2018 until the maturity date in November 2019. In May 2018, we further amended the 2015 Credit Facility to modify the interest rate and extend the interest-only payment period and the maturity date. Currently, outstanding borrowings under the 2015 Credit Facility bear interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.5%, and are repayable in monthly interest-only payments through May 2019 and in equal monthly payments of principal plus accrued interest from June 2019 until the maturity date in November 2020. As of June 30, 2018, the interest rate applicable to borrowings under the 2015 Credit Facility was 5.75%.

Borrowings under the 2015 Credit Facility are collateralized by substantially all of our personal property, other than our intellectual property. There are no financial covenants associated with the 2015 Credit Facility; however, we are subject to certain affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness. Obligations under the 2015 Credit Facility are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

•                  the timing and progress of preclinical and clinical development activities;

•                  the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•                  the timing and outcome of regulatory review of our product candidates;

•                  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•                  changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•                  developments concerning our CMOs;

•                  our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;

•                  our decision to acquire and establish a manufacturing facility for supply of product candidates for clinical trials and for commercial supply;

•                  the costs and timing associated with the renovation, customization and operation of our planned multi-suite manufacturing facility that we purchased in July 2018;

•                  our ability to establish collaborations if needed;

•                  the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;

•                  the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;

•                  additions or departures of key scientific or management personnel;

•                  unanticipated serious safety concerns related to the use of our product candidates; and

•                  the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses, capital expenditure requirements, including the purchase, renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

During the three months ended June 30, 2018, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

On July 31, 2018, we completed the purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. We plan to renovate and customize this facility to manufacture clinical supply of our product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.  If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $181.7 million, which consisted of cash, money market funds, U.S. treasury notes and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2018, we had $5.5 million of borrowings outstanding under the 2015 Credit Facility. Outstanding borrowings under the 2015 Credit Facility bear interest at a variable rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.5%. An immediate 10% change in the prime rate would not have had a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations,” and in our other filings with the Securities and Exchange Commission. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business, technology and industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a preclinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products in clinical development or approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the year ended December 31, 2017 and the six months ended June 30, 2018, we reported net losses of $43.8 million and $44.4 million, respectively. As of June 30, 2018, we had an accumulated deficit of $105.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•                  conduct clinical trials for our product candidates;

•                  further develop our RED Platform;

•                  continue to discover and develop additional product candidates;

•                  maintain, expand and protect our intellectual property portfolio;

•                  hire additional clinical, scientific manufacturing and commercial personnel;

•                  establish in-house manufacturing capabilities;

•                  establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

•                  acquire or in-license other product candidates and technologies;

•                  seek regulatory approvals for any product candidates that successfully complete clinical trials;

•                  establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

•                  add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public company.

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of June 30, 2018, we had $181.7 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that the net proceeds from our initial public offering completed in July 2018, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses, capital expenditure requirements, including the purchase, renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•                  the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•                  the clinical development plans we establish for these product candidates;

•                  the number and characteristics of product candidates that we develop or may in-license;

•                  the terms of any collaboration agreements we may choose to conclude;

•                  the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

•                  the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•                  the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•                  the effect of competing technological and market developments;

•                  the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;

•                  the cost and timing of establishing, expanding and scaling manufacturing capabilities; and

•                  the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

We are early in our development efforts and we have not initiated clinical trials for any of our product candidates. We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

All of our programs require additional preclinical research and development, clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Other programs of ours require additional discovery research and then preclinical development. In addition, our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, including the EMA, before we may commercialize any product.

Our limited operating history, particularly in light of the rapidly evolving cellular therapeutics field, may make it difficult to evaluate our technology and industry and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our shareholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

In addition, as an early-stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our product candidates, we will need to transition from a company with a research focus to a company capable of supporting clinical development and if successful, commercial activities. We may not be successful in such a transition.

Our business is highly dependent on the success of our initial product candidates targeting rare diseases, cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting rare diseases, cancer and autoimmune diseases, including RTX-134, RTX-212 and others that may be selected from preclinical programs. We plan to file an investigational new drug application, or IND, for our first product candidate in the first quarter of 2019 and INDs for additional Red Cell Therapeutic, or RCT, product candidates during 2019, 2020 and thereafter. In particular, RTX-134, as our first planned clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding regulatory acceptance of our IND, trial design and establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, safety issues or shorter than expected circulation time of RTX-134 in vivo.

All of our product candidates are in the early stages of development and will require additional nonclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because RTX-134 is our most advanced product candidate, if RTX-134 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

The successful development of cellular therapeutics, such as our RCTs, is highly uncertain.

Successful development of cellular therapeutics, such as our RCTs, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Cellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•                  nonclinical or preclinical testing or study results may show our RCTs to be less effective than desired or to have harmful or problematic side effects or toxicities;

•                  clinical trial results may show our RCTs to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

•                  clinical trial results may show that the relatively long circulating time of our RCTs, expected to be up to approximately 120 days, compared to other therapeutics may have unacceptable side effects, toxicities or other negative consequences;

•                  failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or biologics license application, or BLA, preparation, discussions with the FDA, an FDA request for additional nonclinical or clinical data, or unexpected safety or manufacturing issues;

•                  manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make our RCT therapies uneconomical; and

•                  proprietary rights of others and their competing products and technologies that may prevent our RCT therapies from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority may be difficult to predict for cellular therapies, in large part because of the limited regulatory history.

Even if we are successful in obtaining market approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for one any of our products once approved, market acceptance and commercial success would be reduced.

In addition, if any of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices, or cGMPs, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates’ post-approval could have a material adverse effect on our business, financial condition and results of operations.

Our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Our RCT technology is relatively new and no products based on genetically engineered red cells have been approved to date in the United States or the European Union. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not commenced clinical trials, we have not yet been able to assess safety in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, cellular therapies, such as our RCT product candidates, have a limited circulating time in animals as they are recognized as foreign by the host animal and therefore cleared by the complement-mediated reticuloendothelial system, which limits the safety and toxicology assessments that we can conduct in preclinical species. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our RED Platform, or any similar or competitive cellular technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our RED Platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. No products based on genetically engineered red cells have been approved to date by regulators. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or other regions of the world or how long it will take to commercialize our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

The FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of nonclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a Marketing Authorization Application, or MAA, to the EMA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

We may experience delays in completing our preclinical or nonclinical testing and studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•                  we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;

•                  regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•                  we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  clinical trials of any product candidates may fail to show safety, purity or potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials or we may decide to abandon product development programs;

•                  the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•                  we may need to add new or additional clinical trial sites;

•                  our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•                  the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;

•                  the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•                  RCTs may circulate longer or shorter in humans than anticipated;

•                  our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for rare diseases, cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;

•                  clinical trials of our product candidates may produce negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

•                  the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical or nonclinical testing and studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or nonclinical testing and studies or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our nonclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

All of product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Our RCTs are produced from O negative donor blood stem cells and we believe can therefore be used as allogeneic therapies in approximately 95% of patients. However, following repeated dosing some patients may develop antibodies to blood antigens on our RCTs. These antibodies could reduce the efficacy of our RCTs or result in undesirable side effects. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

We intend to develop RTX-212, and may develop future product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Although our RCTs are designed to be enucleated, a small percentage may retain a nucleus, which could result in unexpected or undesirable side effects. We, the FDA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future clinical trials, we may be unable to successfully develop, obtain regulatory for and commercialize our product candidates.

Any positive results from our preclinical studies of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•                  the severity of the disease under investigation;

•                  the patient eligibility and exclusion criteria defined in the protocol;

•                  the size of the patient population required for analysis of the trial’s primary endpoints;

•                  the proximity of patients to trial sites;

•                  the design of the trial;

•                  our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•                  clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•                  the efforts to facilitate timely enrollment in clinical trials;

•                  the patient referral practices of physicians;

•                  the ability to monitor patients adequately during and after treatment;

•                  our ability to obtain and maintain patient consents; and

•                  the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Genetically defined diseases generally, and especially those for which our current rare disease product candidates are targeted, have low incidence and prevalence. For example, only 15,000 patients in the United States and a total of 50,000 worldwide have been diagnosed with phenylketonuria, or PKU. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our proposed clinical and the other risks described above.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients in any future clinical trial.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•                  inability to bring a product candidate to the market;

•                  decreased demand for our products;

•                  injury to our reputation;

•                  withdrawal of clinical trial participants and inability to continue clinical trials;

•                  initiation of investigations by regulators;

•                  costs to defend the related litigation;

•                  diversion of management’s time and our resources;

•                  substantial monetary awards to trial participants or patients;

•                  product recalls, withdrawals or labeling, marketing or promotional restrictions;

•                  loss of revenue;

•                  exhaustion of any available insurance and our capital resources;

•                  the inability to commercialize any product candidate; and

•                  decline in our share price.

Since we have not yet commenced clinical trials, we do not yet hold clinical trial or product liability insurance. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. If and when coverage is secured, our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small, and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. Initial approvals for new cancer therapies are often restricted to later lines of therapy for patients with advanced or metastatic disease, limiting the number of patients who may be eligible for such new therapies, which may include our product candidates.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations, or secondary market research databases, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our product candidates targeting rare diseases to target the smaller patient populations that suffer from the respective diseases we seek to treat. Even if we obtain significant market share for our product candidates, because certain of the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We expect to develop RTX-212, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop RTX-212, and likely other product candidates, in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate RTX-212 or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell RTX-212 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with RTX-212 or any product candidate we develop, we may be unable to obtain approval of or market RTX-212 or any product candidate we develop.

Cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies in general, and RCTs in particular, remain novel and unproven therapies, with no genetically engineered red cell therapy approved to date in the United States or the European Union. RCTs may not gain the acceptance of the public or the medical community. For example, CAR-Ts and other cellular therapies have in some cases caused severe side effects and even mortality and their broader use may therefore be limited. Although our RCTs are fundamentally different than these earlier cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Further, with respect to our RTX-212 program the use of potent T cell and NK cell stimulation as a potential treatment for solid or hematological cancers is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

Our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds, drugs, cellular or gene therapies that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug, biologic, cellular or gene therapy products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

We anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Celgene Corporation, Amgen Inc., F. Hoffman-La Roche AG (Roche), Johnson & Johnson, and Pfizer Inc., which are all currently conducting research in cellular therapies and all of which have greater financial and human resources than we currently have. In addition to these fully integrated biopharmaceutical companies, we also compete with those companies whose products target the same indications as our product candidates. Many third parties compete with us in developing various approaches to cancer therapy. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our RCT product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our RCTs or that would render our cancer targeted RCTs obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

In addition, we have identified four companies that are leveraging the red blood cell as a platform. Erytech Pharma SA is using hypotonic enzyme loading to create products for use in cancer, rare disease and immunology. There are three other companies that rely on loading proteins into mature red cells: Orphan Technologies Ltd., which is developing a range of products aimed at rare diseases; EryDel SpA, which is in late-stage development of dexamethasone loaded RBCs for the treatment of ataxia telangiectasia; and SQZ Biotechnologies Companies, which is pursuing preclinical applications in cancer, enzyme replacement therapy and immune tolerance in a variety of cell-based approaches. Beyond red blood cell-based competition, there are companies developing engineered enzymes and specializing in rare diseases, such as Codexis, Inc., which recently initiated its first clinical trial in PKU to evaluate its orally-administered enzyme product candidate and Aeglea BioTherapeutics, Inc., which has a product candidate in a Phase 1 trial for the treatment of hyperargininemia. A number of gene therapy companies, such as Alnylam Pharmaceuticals, Inc., are primarily focused on liver diseases. Homology Medicines, Inc. recently declared that it is in IND-enabling studies with a gene therapy product candidate and expects to initiate a clinical trial in PKU by 2019. Finally, Synlogic, Inc., one of several companies developing engineered probiotic therapeutics to treat inborn errors of metabolism, has a product candidate in a Phase 1 trial for the treatment of urea cycle disorders and a product candidate in a Phase 1 trial for the treatment of PKU.

Even if we obtain regulatory approval to market our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, other cancer treatments like chemotherapy, radiation therapy and immunotherapy are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•                  efficacy, safety and potential advantages compared to alternative treatments;

•                  convenience and ease of administration compared to alternative treatments;

•                  the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•                  public perception of new therapies, including cellular therapies;

•                  the strength of marketing and distribution support;

•                  the ability to offer our products, if approved, for sale at competitive prices;

•                  the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;

•                  adoption of a companion diagnostic and/or complementary diagnostic; and

•                  the prevalence and severity of any side effects.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2018, we had 84 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•                  identifying, recruiting, compensating, integrating, maintaining and motivating additional employees;

•                  managing our internal research and development efforts effectively, including identification of clinical candidates, scaling our manufacturing process and navigating the clinical and FDA review process for our product candidates; and

•                  improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain organizations, advisors and consultants to provide certain services, including many aspects of regulatory affairs, clinical management and manufacturing. There can be no assurance that the services of these organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David R. Epstein, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Torben Straight Nissen, our President, Andrew Oh, our Chief Financial Officer, Chris Carpenter, our Chief Medical Officer and Spencer Fisk, our Senior Vice President of Manufacturing. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facilities in Cambridge, Massachusetts. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company that collects and uses personal data in connection with offering goods or services to individuals in the European Union or the monitoring of their behavior. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase the cost of providing our product candidates, if approved, or even prevent us from offering our product candidates, if approved, in certain jurisdictions.

Our internal computer systems, or those used by our CROs, CMOs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•                  the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•                  federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•                  the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•                  federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•                  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be wrong and may adversely affect our business.

Although we intend to explore other therapeutic opportunities, in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•                  the research methodology used may not be successful in identifying potential indications and/or product candidates;

•                  potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or

•                  it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

Developing and obtaining regulatory approval for and commercializing any additional product candidates we identify will require substantial additional funding beyond the net proceeds from our initial public offering completed in July 2018 and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance additional product candidates, if any, through the development process.

Even if we receive FDA approval to market additional product candidates for the treatment of the diseases we target, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of other product candidates of ours or result in losing approval of any approved product candidate.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•                  differing regulatory requirements in foreign countries;

•                  unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•                  economic weakness, including inflation, or political instability in particular foreign economies and markets;

•                  compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•                  foreign taxes, including withholding of payroll taxes;

•                  foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•                  difficulties staffing and managing foreign operations;

•                  workforce uncertainty in countries where labor unrest is more common than in the United States;

•                  potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;

•                  challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•                  production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•                  business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

In addition to establishing internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on our business, whether adverse or favorable, is uncertain and may not become evident for some period of time. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA on an investment in our common stock.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had U.S. federal and state net operating loss carryforwards of $38.2 million and $37.9 million, respectively, which begin to expire in 2033 and 2034, respectively. As of December 31, 2017, we also had U.S. federal and state research and development tax credit carryforwards of $0.9 million and $0.4 million, respectively, which begin to expire in 2034 and 2030, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, initial public offering and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks related to our business, technology and industry,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $181.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2018, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

We are very early in our development efforts. All of our product candidates are still in preclinical development. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and all of our product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates, RTX-134, RTX-212, RTX-Uricase/URAT1 and RTX-CBS. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

•                  successful completion of preclinical studies;

•                  approval of INDs for our planned clinical trials or future clinical trials;

•                  successful enrollment in, and completion of, clinical trials;

•                  successful development of companion diagnostics for use with certain of our product candidates;

•                  receipt of regulatory approvals from applicable regulatory authorities;

•                  establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

•                  obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•                  launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•                  acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•                  effectively competing with other therapies;

•                  obtaining and maintaining third-party insurance coverage and adequate reimbursement;

•                  enforcing and defending intellectual property rights and claims; and

•                  maintaining a continued acceptable safety profile of the product candidates following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We may rely on third parties to conduct investigator-sponsored clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for other product candidates.

We may rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

Additionally, the FDA or non-U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or other non-U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, Premarket Approval, or PMA, BLA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•                  we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

•                  the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•                  we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted.

For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that we may be able to utilize FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for certain rare diseases, cancer and autoimmune diseases, but the FDA may not agree with our plans.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

Moreover, approval of genetic or biomarker diagnostic tests may be necessary in order to advance some of our product candidates to clinical trials or potential commercialization. In the future regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. While we have not yet initiated clinical trials for any of our product candidates, as is the case with many treatments for rare diseases, cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

•                  regulatory authorities may withdraw or limit their approval of such product candidates;

•                  regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;

•                  we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•                  we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;

•                  regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

•                  we may be subject to regulatory investigations and government enforcement actions;

•                  we may decide to remove such product candidates from the marketplace;

•                  we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•                  our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our product candidates, if approved, and significantly impact our ability to successfully commercialize our product candidates and generate revenues.

Breakthrough Therapy Designation, Fast Track Designation or Regenerative Medicine Advanced Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek Fast Track Designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for one or more of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for any of our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in expedited development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may fail to obtain and maintain orphan drug designations from the FDA for our current and future product candidates, as applicable.

Our strategy includes filing for orphan drug designation where available for our product candidates. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full new drug application, or NDA, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our product candidates, we may never receive such designations.

Even if we receive regulatory approval of any product candidates or therapies, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategies, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•                  restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

•                  fines, warning letters or holds on clinical trials;

•                  refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•                  product seizure or detention or refusal to permit the import or export of our product candidates; and

•                  injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these executive actions, including any executive orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Healthcare insurance coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates or therapies profitably.

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•                  a covered benefit under its health plan;

•                  safe, effective and medically necessary;

•                  appropriate for the specific patient;

•                  cost-effective; and

•                  neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the current administration to repeal or replace certain aspects of the ACA.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

European Union drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

In addition, in most foreign countries, including the European Economic Area, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive, and as of May 2018 the GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks related to our intellectual property

If we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED Platform, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, RED Platform and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and RED Platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, we do not own or in-license any issued patents directed to the composition of matter of any of the RCT product candidates that we have thus far developed using our RED Platform. In addition, we do not own or in-license any issued patents covering the methods and processes of our RED Platform. We have filed or intend to file patent applications on these aspects of our technology and our product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and RED Platform, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and RED Platform could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of June 30, 2018, all of the patent rights that we own or in-license are currently pending patent applications except that we own one issued U.S. patent directed to methods of treating phenylketonuria with RTX-134. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents and patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our product candidates, RED Platform technology, or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our issued patent and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our product candidates, RED Platform technologies or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that we own or license may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third party preissuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates, RED Platform technologies or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates, RED Platform and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may in the future co-own patent rights relating to future product candidates and our RED Platform with third parties. Some of our in-licensed patent rights are, and may in the future be, co-owned with third parties. In addition, our licensors may co-own the patent rights we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patent rights are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patent rights, who are not parties to our license agreements. For example, under our license agreement with the Whitehead Institute for Biomedical Research, or WIBR, as amended (or the WIBR License) we license certain patents rights co-owned by WIBR and Tufts University, or Tufts. Our rights to Tufts’ interest in such patent rights depends on an inter-institutional agreement between WIBR and Tufts, pursuant to which WIBR controls the licensing of such patent rights. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patent rights or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our rights to develop and commercialize our product candidates and RED Platform are subject, in part, to the terms and conditions of licenses granted to us by others.

We rely upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and RED Platform. For example, under the WIBR License, WIBR grants us an exclusive, worldwide, sublicensable license under four patent families to research, develop, make, and commercialize products and processes covered by such patent rights for all uses. The portfolio of patent rights licensed to us under the WIBR License is directed, in part, to the in vitro production of red blood cells, including the use of the enzyme sortase to conjugate a protein of interest to the cell surface. Patent rights that we in-license may be subject to a reservation of rights by one or more third parties. For example, our in-licensed patent rights from WIBR under the WIBR License were funded in part by the U.S. government. As a result, the U.S. government may have certain rights to such intellectual property. Furthermore, pursuant to a Defense Advanced Research Projects Agency Agreement between WIBR and a global biopharmaceutical company, the biopharmaceutical company funded research resulting in one of the patent families licensed to us under the WIBR License and retained a worldwide, irrevocable, non-exclusive, royalty-free right to use the inventions and technologies covered by this patent family for research and development purposes. WIBR also retains the right with respect to all four patent families licensed to us to (i) to practice the patent rights licensed under the agreement for research, teaching and educational purposes, including sponsored research and collaboration, and (ii) to grant non-exclusive licenses to academic and not-for-profit research institutes to practice under the patent rights for research, teaching and educational purposes (excluding sponsored research), while Tufts retains such rights only with respect to the patent family that it co-owns.

In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under the WIBR License, WIBR controls prosecution of the patent rights licensed to us, and we control enforcement of the patent rights. We cannot be certain that our in-licensed patent applications (and any patents issuing therefrom) that are controlled by our licensors will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents rights, or lose rights to those patent applications (or any patents issuing therefrom), the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates and RED Platform technologies that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. Moreover, we cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution. Finally, subject to the terms of any such license agreements, the licensor may be able to terminate the license without our consent. For example, under the WIBR License, WIBR may terminate the WIBR License upon written notice to us if we, along with our affiliates and sublicensees, cease to carry on business related to the WIBR License for more than six months. WIBR may also terminate the WIBR License for our material breach that remains uncured for sixty days after receiving notice thereof, if we fail to pay amounts due under the agreement within thirty days after receiving notice of such failure, or if we challenge the validity or enforceability of any of the licensed patent rights.

Some intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Our in licensed patent rights from WIBR under the WIBR License were funded in part by the U.S. government and are therefore subject to certain federal regulations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

The WIBR License imposes, and we expect our future license agreements will impose, various development, diligence, commercialization, and other obligations on us in order to maintain the licenses. In spite of our efforts, WIBR or a future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of our current RED Platform technologies. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•                  the scope of rights granted under the license agreement and other interpretation-related issues;

•                  the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•                  the sublicensing of patent and other rights under our collaborative development relationships;

•                  our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•                  the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;

•                  whether and the extent to which inventors are able to contest the assignment of their rights to our licensors; and

•                  the priority of invention of patented technology.

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to continue to utilize our RED Platform or successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on our product candidates, RED Platform technologies and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates, RED Platform or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Issued patents covering our product candidates, and any patents that may issue covering our RED Platform technologies and other technologies, could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidates, RED Platform technologies or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates, RED

Platform technologies, or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates, RED Platform or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension and/or data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates, RED Platform or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates, RED Platform and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our product candidates, RED Platform and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

We currently, and may continue in the future continue to, rely on third parties to assist us in developing and manufacturing our product candidates. Accordingly, we must, at times, share know-how and trade secrets, including those related to our RED Platform, with them. We may in the future also enter into research and development collaborations with third parties that may require us to share know-how and trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our know-how, trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements, and including in our vendor and service agreements terms protecting our confidential information, know-how and trade secrets, with parties who have access to such information, such as our employees, scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and we remind former employees when they leave their employment of their confidentiality obligations. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Despite our efforts, any of the aforementioned parties may breach the agreements and disclose our proprietary information, including our trade secrets, or there may be a lapses or failures in our physical and electronic security systems which lead to our proprietary information being disclosed, and we may not be able to obtain adequate remedies in the event of any such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of our scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, necessary rights to our product candidates, RED Platform technologies or other technologies.

We currently have rights to certain intellectual property, through licenses from third parties, to develop our product candidates and RED Platform technologies. Some pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of cellular therapeutics and red cell technologies and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third party intellectual property holders. We may also require licenses from third parties for certain technologies that we are evaluating for use with our current or future product candidates. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our RED Platform at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing

RED Platform technology, which could harm our business, financial condition, results of operations, and prospects significantly.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our licensors, competitors and potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED Platform and other technologies.

The field of cellular therapeutics is competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends in part on our, our licensors’ and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to red cell technologies and therapeutic proteins, including enzymes, and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates, RED Platform technologies and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates, RED Platform technologies and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, RED Platform and other technologies might assert are infringed by our current or future product candidates, RED Platform or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates, RED Platform or other technologies.

It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates, RED Platform or other technologies, could be found to be infringed by our product candidates, RED Platform or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates, RED Platform or other technologies may infringe. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our RED Platform technologies, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates, RED Platform or other technologies infringes upon these patents. We are aware of an issued patent outside the United States that is directed to erythrocytes that comprise exogeneous polypeptides. While we believe that we have reasonable defenses against a claim of infringement, including that certain claims in this patent are invalid, there can be no assurance that we will prevail in any such action by the holder of the patent. In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our product candidates, RED Platform or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates, RED Platform, or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing product candidates, RED Platform, or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidates, RED Platform, or other technologies, which could harm our business significantly.

Engaging in litigation to defend against third parties alleging that we have infringed, misappropriated or otherwise violated their patents or other intellectual property rights is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•                  others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;

•                  we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

•                  we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•                  it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;

•                  issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•                  our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•                  we may not develop additional proprietary technologies that are patentable;

•                  the patents of others may harm our business; and

•                  we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks related to our reliance on third parties

We will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We will depend upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We will rely heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with biologic product produced under cGMP requirements and may require a large number of patients.

Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We expect to rely on third parties to manufacture our clinical supply of product candidates, and we intend to rely on third parties to produce and process our products, if approved.

We currently rely on outside vendors to supply raw materials and other important components, such as CD34+ precursor cells and lentiviral vectors, that are used to manufacture our product candidates. We have not yet caused any product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. We will make changes as we work to optimize the manufacturing process for our product candidates, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We do not currently control the manufacturing process of, and are currently completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our product candidates. If and when our manufacturing facility becomes operational, we will be responsible for compliance with cGMP requirements. If we or our contract manufacturers cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

For more information, see “Risk factors—Risks related to manufacturing and supply” below.

Our future collaborations may be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology, and we may receive additional technologies and funding under these and other collaborations in the future. Any future collaborations we enter into, may pose a number of risks, including the following:

•                  collaborators have significant discretion in determining the efforts and resources that they will apply;

•                  collaborators may not perform their obligations as expected;

•                  collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

•                  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•                  collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•                  product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•                  collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

•                  collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•                  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•                  collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•                  collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•                  if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and

•                  collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our potential future collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our therapeutic collaborators.

Additionally, if one of our potential future collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates, bring them to market and generate revenue from sales of drugs or continue to develop our technology, and our business may be materially and adversely affected.

Risks related to manufacturing and supply

Cell therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

Our product candidates require certain specialty raw materials, some of which we obtain from small companies with limited resources and experience to support a commercial product. In addition, those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We do not currently have contracts in place with all of the suppliers that we may need at any point in time, and if needed, may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.

Our product candidates are uniquely manufactured. If we or any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing process used to produce our product candidates is complex and novel and it has not yet been validated for clinical and commercial production. As a result of these complexities, the cost to manufacture our product candidates is higher than traditional small molecule chemical compounds and monoclonal antibodies and the manufacturing process is less reliable and is more difficult to reproduce. Furthermore, our manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

Our manufacturing process may be susceptible to logistical issues associated with the collection of hematopoietic precursor cells from donors, procurement of plasmids and lentiviral vectors sourced from various suppliers and shipment to the RCT product candidate manufacturing site as well as shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Although we continue to optimize our manufacturing process for our RCT product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of reagents and/or raw materials. We ultimately may not be successful in transferring our production system from our contract manufacturer to any manufacturing facilities we establish ourselves, or our contract manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process for our product candidates with our current manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

We have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which will be costly, time-consuming, and which may not be successful.

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative or in addition to our reliance on CMOs for the manufacture of our product candidates. We plan to renovate and customize the manufacturing facility for our use. We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercialization, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. As a result, we will also need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. We, as a company, have no experience in setting up, building or eventually managing a manufacturing facility. If we failed to select the correct location, or if we fail to complete the planned renovation and customization in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing process could restrict our ability to meet market demand for our products.

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

We do not have experience as a company managing a manufacturing facility.

Operating our own manufacturing facility will require significant resources, and we do not have experience as a company in managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, if we switch from our current CMOs to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully obtain and operate our planned manufacturing facility could adversely affect the commercial viability of our product candidates.

We are dependent on suppliers for some of our components, precursor cells and materials used to manufacture our product candidates.

We currently depend on suppliers for some of the components and precursor cells necessary for our product candidates and our suppliers of precursor cells depend on the availability of human donors. We cannot be sure that these suppliers will remain in business, that they will be able to identify and recruit adequate numbers of donors, that they will be able to meet our supply needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. There are, in general, relatively few alternative sources of supply for these components and precursor cells. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components and precursor cells could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from a supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the components, precursor cells and other materials used to manufacture our products, any interruption or delay in the supply of components, precursor cells or other materials, or our inability to obtain components, precursor cells or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.

In addition, as part of the FDA’s approval of our product candidates, we will also require FDA approval of the individual components of our process, which include the manufacturing processes and facilities of our suppliers.

Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things:

•                  interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations;

•                  delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

•                  a lack of long-term supply arrangements for key components with our suppliers;

•                  inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•                  difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner;

•                  production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•                  delay in delivery due to our suppliers prioritizing other customer orders over ours; and

•                  fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

If any of these risks materialize, our manufacturing costs could significantly increase and our ability to meet clinical and commercial demand for our products could be impacted.

Risks related to our common stock

An active trading market for our common stock may not be sustained

Our shares of common stock began trading on The NASDAQ Global Select Market on July 18, 2018. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares.

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $19.78 per share and as high as $33.01 per share through August 28, 2018. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•                  the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•                  any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•                  adverse results from or delays in clinical trials of our product candidates;

•                  our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•                  adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•                  changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•                  adverse developments concerning our manufacturers;

•                  our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•                  our inability to establish collaborations, if needed;

•                  our failure to commercialize our product candidates;

•                  additions or departures of key scientific or management personnel;

•                  unanticipated serious safety concerns related to the use of our product candidates;

•                  introduction of new products or services by our competitors;

•                  announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•                  our ability to effectively manage our growth;

•                  the size and growth of our initial target markets;

•                  actual or anticipated variations in quarterly operating results;

•                  our cash position;

•                  our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•                  publication of research reports about us or our industry, or cellular therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•                  changes in the market valuations of similar companies;

•                  overall performance of the equity markets;

•                  sales of our common stock by us or our stockholders in the future;

•                  trading volume of our common stock;

•                  adoption of new accounting standards;

•                  ineffectiveness of our internal controls;

•                  disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•                  significant lawsuits, including patent or stockholder litigation;

•                  general political and economic conditions; and

•                  other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed your purchase price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors and their affiliates beneficially hold, in the aggregate, over 50% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. This may make comparison of our financial statements with the financial statements of another public company that is not an emerging growth company, or an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which will require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale entered into during our initial public offering lapse, the trading price of our common stock could decline. Only the shares of common stock sold in our initial public offering by us will be freely tradable without restriction in the public market.

The lock-up agreements will expire 180 days from the date of our initial public offering, subject to earlier release of all or a portion of the shares subject to such agreements by the representatives of the underwriters in their sole discretion. After the lock-up agreements expire, based upon the number of shares of common stock, on an as-converted basis, outstanding as of June 30, 2018, up to an additional 66,855,255 shares of common stock will be eligible for sale in the public market. Approximately 67.5% of these additional shares are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2018 Stock Option and Incentive Plan will automatically increase on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of June 30, 2018 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have broad discretion in the use of our existing cash, cash equivalents and marketable securities and may not use them effectively.

Our management will have broad discretion in the application of our cash, cash equivalents and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents and marketable securities, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash, cash equivalents and marketable securities in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not use our resources in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

In addition, we measure compensation cost for stock-based awards made to employees, directors and non-employee consultants based on the fair value of the award on either the grant date or service completion date, and we recognize the cost as an expense over the recipient’s service period. Because the variables that we use as a basis for valuing stock-based awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•                  the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;

•                  our ability to enroll patients in clinical trials and the timing of enrollment;

•                  the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•                  the costs associated with our plans to renovate, customize and operate the manufacturing facility we purchased in July 2018 may be greater than we anticipate;

•                  expenditures that we may incur to acquire or develop additional product candidates and technologies;

•                  the timing and outcomes of clinical trials for our current product candidates and any other future product candidates or competing product candidates;

•                  competition from existing and potential future products that compete with our current product candidates and any other future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•                  any delays in regulatory review or approval of our current product candidates or any other future product candidates;

•                  the level of demand for our current product candidates and any other future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•                  the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with our current product candidates and any other future product candidates;

•                  our ability to commercialize our current product candidates and any other future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

•                  our ability to adequately support future growth;

•                  potential unforeseen business disruptions that increase our costs or expenses;

•                  future accounting pronouncements or changes in our accounting policies; and

•                  the changing and volatile global economic environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•                  a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•                  a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•                  a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;

•                  advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•                  a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•                  a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•                  the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our amended and restated certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the exclusive forum for any private action asserting violations by us or any of our directors or officers of the Securities Act or the Exchange Act, or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by those statutes or the rules and regulations under such statutes. The forum selection clauses in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2018 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

On July 20, 2018, upon the closing of our initial public offering, or IPO, all 51,845,438 shares of our then-outstanding convertible preferred stock automatically converted into 51,845,438 shares of common stock. The issuance of such common shares was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

On July 20, 2018, we issued an aggregate of 131,273 shares of common stock, or the Warrant Shares, to PacWest Bancorp upon the cashless exercise of their warrants to purchase an aggregate of 135,567 shares of preferred stock that converted into warrants to purchase shares of common stock, each of which occurred concurrently with the closing of the IPO. The aggregate exercise price of the Warrant Shares was approximately $0.1 million, representing a weighted average exercise price per share of $0.73. The sale and issuance of the Warrant Shares were not registered under the Securities Act or any state securities laws. We have relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder relating to a transaction not involving any public offering to a single accredited investor and Rule 506(c) of Regulation D thereof. No underwriters were involved in this issuance of shares.

During the period between April 1, 2018 and June 30, 2018, we issued to certain of our employees, consultants and directors, options to purchase an aggregate of 4,542,346 shares of our common stock at a weighted average exercise price of $9.22 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form S-8 under the Securities Act on July 18, 2018 to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plan.

Use of Proceeds from Initial Public Offering

On July 20, 2018, we completed the IPO of our common stock pursuant to which we issued and sold 12,055,450 shares of our common stock at a price to the public of $23.00 per share.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-225840), which was declared effective by the SEC on July 17, 2018 and a registration statement on Form S-1MEF (File No. 333-226214), which was automatically effective upon filing with the SEC on July 17, 2018. Following the sale of all of the shares offered in connection with the closing of our IPO, the offering terminated. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC and Leerink Partners LLC acted as joint book-running managers of our IPO.

We received aggregate gross proceeds from our IPO of $277.3 million, or aggregate net proceeds of $257.9 million after deducting underwriting discounts and commissions but before deducting offering costs payable by us, which are estimated to be $3.5 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of June 30, 2018 because the IPO closed on July 20, 2018. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 23, 2018)

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 23, 2018)

10.1#

2018 Stock Option and Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018)

10.2#	2018 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018)

10.3#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018)

10.4#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 2, 2018)

10.5#

Employment Agreement between Rubius Therapeutics, Inc. and Pablo J. Cagnoni, M.D., dated July 2, 2018 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018)

10.6#

Employment Agreement between Rubius Therapeutics, Inc. and Torben Straight Nissen, Ph.D., dated July 2, 2018 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018)

10.7#

Employment Agreement between Rubius Therapeutics, Inc. and Andrew M. Oh, dated June 29, 2018 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018)

10.8#

Employment Agreement between Rubius Therapeutics, Inc. and Christopher L. Carpenter, M.D., Ph.D., dated June 29, 2018 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018)

10.9#

Second Amended and Restated Chairman Agreement between Rubius Therapeutics, Inc. and David R. Epstein, dated June 21, 2018 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018)

10.10#

Form of Indemnification Agreement between Rubius Therapeutics, Inc. and each of its directors (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018)

10.11#

Form of Indemnification Agreement between Rubius Therapeutics, Inc. and each of its executive officers (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018)

10.12

Purchase and Sale Agreement between Rubius Therapeutics, Inc. and Alexion Pharmaceuticals, Inc., dated July 23, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 25, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

†

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBIUS THERAPEUTICS, INC.

Date: August 31, 2018	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2018	By:	/s/ Andrew M. Oh
Andrew M. Oh
Chief Financial Officer
(Principal Financial Officer)