Form 10-Q
period 2018-09-30
Rubius Therapeutics, Inc.
filed 2018-11-13
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of October 31, 2018, the registrant had 79,044,166 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$354,786	$104,288
Investments	54,088	—
Prepaid expenses and other current assets	3,492	700
Restricted cash	122	—
Total current assets	412,488	104,988
Property, plant and equipment, net	39,208	2,415
Restricted cash	1,102	284
Total assets	$452,798	$107,687
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,542	$2,033
Accrued expenses and other current liabilities	10,245	2,986
Current portion of long-term debt	1,222	2,139
Total current liabilities	16,009	7,158
Long-term debt, net of discount and current portion	4,245	3,302
Deferred rent	144	158
Preferred stock warrant liability	—	866
Liability for early exercise of stock options and restricted stock	187	100
Lease liability, net of current portion	21,206	—
Total liabilities	41,791	11,584
Commitments and contingencies (Note 11)
Convertible preferred stock (Series A, B and C), $0.001 par value; no shares and 44,070,808 shares authorized at September 30, 2018 and December 31, 2017, respectively, no shares and 43,933,006 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; liquidation preference of $138,242 at December 31, 2017	—	139,790
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 150,000,000 shares and 65,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively, 79,042,603 shares and 14,977,317 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	79	15
Additional paid-in capital	533,846	17,277
Accumulated other comprehensive loss	(19)	—
Accumulated deficit	(122,899)	(60,979)
Total stockholders’ equity (deficit)	411,007	(43,687)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$452,798	$107,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	14,363	6,126	35,230	14,628
General and administrative	13,191	5,849	27,311	11,163
Total operating expenses	27,554	11,975	62,541	25,791
Loss from operations	(27,554)	(11,975)	(62,541)	(25,791)
Other income (expense):
Change in fair value of preferred stock warrant liability	(426)	(59)	(2,187)	(576)
Interest expense	(87)	(90)	(259)	(212)
Interest income and other income (expense), net	1,705	205	2,975	249
Total other income (expense), net	1,192	56	529	(539)
Net loss	(26,362)	(11,919)	(62,012)	(26,330)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	—	(656)
Net loss attributable to common stockholders	$(26,362)	$(11,919)	$(62,012)	$(26,986)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(1.48)	$(2.33)	$(3.42)
Weighted average common shares outstanding, basic and diluted	62,311,111	8,078,196	26,662,233	7,899,507

Comprehensive loss:
Net loss	$(26,362)	$(11,919)	$(62,012)	$(26,330)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	8	—	(19)	—
Comprehensive loss	$(26,354)	$(11,919)	$(62,031)	$(26,330)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(62,012)	$(26,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,402	8,807
Depreciation and amortization expense	879	251
Change in fair value of preferred stock warrant liability	2,187	576
Accretion of discount on investments	(198)	—
Non-cash interest expense	26	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,792)	(68)
Accounts payable	2,402	2,017
Accrued expenses and other current liabilities	2,472	1,825
Deferred rent	(14)	(6)
Net cash used in operating activities	(38,648)	(12,898)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,671)	(1,257)
Purchases of investments	(87,369)	—
Sales and maturities of investments	33,460	—
Net cash used in investing activities	(65,580)	(1,257)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	100,986	120,117
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	257,866	—
Payments of initial public offering costs	(3,449)	—
Proceeds from issuance of common stock upon exercise of stock options	18	29
Proceeds from issuance of restricted common stock	—	100
Proceeds from repayment of promissory notes	245	—
Payments of debt issuance costs	—	(11)
Proceeds from borrowings under loan and security agreement	—	1,500
Net cash provided by financing activities	355,666	121,735
Net increase in cash, cash equivalents and restricted cash	251,438	107,580
Cash, cash equivalents and restricted cash at beginning of period	104,572	7,068
Cash, cash equivalents and restricted cash at end of period	$356,010	$114,648
Supplemental disclosure of non-cash investing and financing information:
Accretion of Series A redeemable convertible preferred stock to redemption value	$—	$656
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$1,353	$443
Issuance of preferred stock warrant in connection with loan and security agreement	$—	$14
Amounts capitalized under build-to-suit lease transaction	$24,657	$—
Offering costs and issuance costs included in accounts payable and accrued expenses	$99	$50
Reclassification of warrants to additional paid-in capital	$3,053	$—
Conversion of preferred stock to common stock upon closing of the initial public offering	$240,776	$—

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

On July 20, 2018, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $254.3 million, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock then outstanding automatically converted into 51,845,438 shares of common stock (see Note 7).

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with proceeds from sales of convertible preferred stock and borrowings under a loan and security agreement, and most recently, with proceeds from the IPO completed in July 2018. The Company has incurred recurring losses since inception, including net losses of $62.0 million for the nine months ended September 30, 2018 and $43.8 million for the year ended December 31, 2017. As of September 30, 2018, the Company had an accumulated deficit of $122.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 13, 2018, the issuance date of the interim consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The consolidated balance sheet at December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Registration Statement on Form S-1, as amended, File No. 333-225840 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2018 and consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and the consolidated cash flows for the nine months ended September 30, 2018 and 2017, have been made. The Company’s consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock prior to the IPO, the valuation of stock-based awards and the valuation of the preferred stock warrant liability prior to the IPO. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. As of September 30, 2018 and December 31, 2017, the Company did not maintain cash balances in excess of federally insured limits. The Company’s cash equivalents, as of September 30, 2018, consisted of U.S. government money market funds, U.S. government agency bonds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Restricted Cash

As of September 30, 2018 and December 31, 2017, the Company maintained letters of credit totaling $1.2 million and $0.3 million, respectively, for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company classified $1.1 million and $0.3 million as restricted cash (non-current) in its consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively, and classified $0.1 million as restricted cash (current) in its consolidated balance sheet as of September 30, 2018.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Investments

The Company’s investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company classifies its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such investments are available for current operations.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s long-term debt approximates its fair value due to its variable interest rate, which approximates a market interest rate.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board, (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09.

The Company adopted ASU 2018-07 effective January 1, 2018 by remeasuring outstanding equity-classified awards issued to non-employees for which a measurement date had not been established as of January 1, 2018 through a cumulative-effect adjustment to accumulated deficit as of January 1, 2018. The Company has elected to estimate the expected term of options utilizing the simplified method for both employee and non-employee options that qualify as plain-vanilla options. The Company has elected to account for forfeitures for non-employee options as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

The following table summarizes the cumulative effect to the Company’s consolidated balance sheet upon the adoption of ASU 2018-07 on January 1, 2018 (in thousands):

	Balance at		Balance at
	December 31, 2017	Adjustments	January 1, 2018
Additional paid-in capital	$17,277	$(92)	$17,185
Accumulated deficit	$(60,979)	$92	$(60,887)

The $0.1 million adjustment is the result of the change in fair value of the unvested awards, representing awards for which a measurement date had not been established, using an expected term rather than the contractual term of the awards.

As a result of adopting ASU 2018-07, the results for the three months ended March 31, 2018 and three and six months ended June 30, 2018 have been revised to reflect the adoption of ASU 2018-07 effective January 1, 2018. These revisions will be reflected in future filings containing such financial information. The following tables summarize the impact of adoption to the Company’s previously issued consolidated balance sheets and consolidated statements of operations and comprehensive loss (in thousands):

Consolidated Balance Sheets

	As of March 31, 2018		As of June 30, 2018
	As previously		As previously
	reported	As revised	reported	As revised
Additional paid-in capital	$20,738	$19,802	$34,636	$25,840
Accumulated deficit	$(76,234)	$(75,298)	$(105,333)	$(96,537)

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As previously		As previously		As previously
	reported	As revised	reported	As revised	reported	As revised
Operating expenses:
Research and development	$9,650	$9,506	$11,965	$11,361	$21,615	$20,867
General and administrative	5,797	5,097	16,279	9,023	22,076	14,120
Total operating expenses	15,447	14,603	28,244	20,384	43,691	34,987
Loss from operations	(15,447)	(14,603)	(28,244)	(20,384)	(43,691)	(34,987)
Net loss attributable to common stockholders	$(15,255)	$(14,411)	$(29,099)	$(21,239)	$(44,354)	$(35,650)
Net loss per share attributable to common stockholders, basic and diluted	$(1.83)	$(1.72)	$(3.33)	$(2.43)	$(5.19)	$(4.17)

Comprehensive loss:
Net loss	(15,255)	(14,411)	(29,099)	(21,239)	(44,354)	(35,650)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(45)	(45)	18	18	(27)	(27)
Comprehensive loss	$(15,300)	$(14,456)	$(29,081)	$(21,221)	$(44,381)	$(35,677)

As of the adoption date of January 1, 2018, the Company had 330,917 outstanding options to non-employees for which a measurement date had not been established. As of the adoption date of January 1, 2018, the Company had 4,767,014 shares of restricted common stock held by non-employees that were being accounted for as stock options for which a measurement date had not been established (see Note 10). The weighted average fair value of these awards was $5.88 per share as of January 1, 2018. The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of outstanding awards granted to non-employees for which a measurement date had not been established as of the adoption date of January 1, 2018:

Risk-free interest rate	2.3%
Expected volatility	74%
Expected dividend yield	—
Expected term (in years)	6.1
Common stock value	$6.28

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For nonpublic entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating whether to early-adopt ASU 2016-02 and evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury notes (due within one year)	$41,154	$—	$(15)	$41,139
U.S. government agency bonds (due within one year)	10,453	—	(4)	10,449
	$51,607	$—	$(19)	$51,588

The Company did not have any investments as of December 31, 2017.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2018 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling	Total
Assets:
Cash equivalents:
Money market funds	$354,786	$—	$—	$—	$354,786
Investments:
U.S. government agency bonds	—	10,449	—	—	10,449
U.S. treasury notes	—	41,139	—	—	41,139
Receivable from unsettled maturity of a security (1)	—	—	—	$2,500	2,500
	$354,786	$51,588	$—	$2,500	$408,874

(1)         Represents a receivable from the maturity of a security, which ocurred during the three months ended September 30, 2018 and for which cash settlement was received in October 2018.

	Fair Value Measurements at December 31, 2017 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling	Total
Assets:
Cash equivalents:
Money market funds	$104,288	$—	$—	$—	$104,288
Liabilities:
Preferred stock warrant liability	$—	$—	$866	$—	$866

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the nine months ended September 30, 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2018.

The preferred stock warrant liability in the table above consisted of the fair value of warrants to purchase Series A and Series B convertible preferred stock (see Note 8) and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the preferred stock warrants were recognized as other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock and the Company reclassified the carrying value of the warrants from a non-current liability to additional paid-in capital in its consolidated balance sheet.

The following table provides a roll-forward of the aggregate fair values of the Company’s preferred stock warrants for which fair value was determined by Level 3 inputs (in thousands):

Preferred stock
warrant liability
Fair value at December 31, 2017	$866
Change in fair value through the exercise date	2,187
Reclassification to additional paid-in capital in connection with IPO	(3,053)
Fair value at September 30, 2018	$—

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Laboratory equipment	$6,151	$2,751
Land	1,300	—
Leasehold improvements	117	117
Computer equipment	139	57
Construction-in-progress	32,964	74
	40,671	2,999
Less: Accumulated depreciation and amortization	(1,463)	(584)
	$39,208	$2,415

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. In August 2018, the Company began renovations to customize this facility to manufacture clinical supply of its product candidates. Of the total purchase price, $1.3 million was allocated to the value of land acquired and the remaining $6.7 million was allocated to construction in progress, as the building was not ready for its intended use. During the three months ended September 30, 2018, the Company capitalized approximately $1.0 million in construction-in-progress for design and demolition costs related to the renovation project.

Construction-in-progress, as of September 30, 2018, also included $24.7 million capitalized in connection with the Company’s build-to-suit lease accounting (see Note 11) and $0.5 million for the Company’s share of the costs of contruction-in-progress for leasehold improvements related to the Company’s January 2018 lease for office and laboratory space in Cambridge, Massachusetts.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued employee compensation and benefits	$1,977	$1,339
Accrued external research and development expenses	2,171	1,230
Accrued lease liability, current portion	3,451	—
Accrued professional fees	990	219
Accrued construction-in-progress	1,336	—
Other	320	198
	$10,245	$2,986

6. Debt

The Company is party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which the Company had borrowed an aggregate of $5.5 million. Until May 2018, borrowings under the 2015 Credit Facility bore interest at an annual rate equal to the bank’s prime rate plus 1.25%, subject to a floor of 4.5%, and were repayable in monthly interest-only payments through May 2018 and in equal monthly payments of principal plus accrued interest from June 2018 until the maturity date in November 2019. In May 2018, the Company further amended the 2015 Credit Facility to modify the interest rate and extend the interest-only payment period and the maturity date. Subsequent to this amendment, outstanding borrowings under the 2015 Credit Facility bear interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.5%, and are repayable in monthly interest-only payments through May 2019 and in equal monthly payments of principal plus accrued interest from June 2019 until the maturity date in November 2020. As of September 30, 2018, the interest rate applicable to borrowings under the 2015 Credit Facility was 6.00%.

The May 2018 amendment to the 2015 Credit Facility was accounted for as a debt modification, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. As a result, issuance costs paid to the lender in connection with the amendment were recorded as a reduction of the carrying amount of the debt liability and were not significant. Unamortized issuance costs as of the date of the modification will be amortized to interest expense using the effective interest method over the revised repayment term. Issuance costs paid to third parties were recorded as expense and were not significant.

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

As of September 30, 2018, the estimated future principal payments due were as follows (in thousands):

Year Ending December 31,
2018 (three months ending December 31)	$—
2019	2,139
2020	3,361
$5,500

7. Convertible Preferred Stock

The Company had issued Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”) and Series C convertible preferred stock (the “Series C Preferred Stock”). The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are referred to collectively as the “Preferred

Stock”. Upon issuance of the Series A Preferred Stock, the holders of such shares were entitled to receive cumulative dividends of 8.0% per year, compounding annually, and such shares were redeemable at the option of the holder after five years from issuance date of the Series A Preferred Stock. In connection with the issuance and sale of Series B Preferred Stock, the holders of Series A Preferred Stock agreed to remove the cumulative dividend rights and redemption features of the Series A Preferred Stock. The change to the terms of the Series A Preferred Stock was accounted for as a modification, rather than an extinguishment, of the Series A Preferred Stock based on a comparison of the fair value of the stock immediately before and after the change in terms, which resulted in a fair value change of less than 10%. This modification did not have any impact on the Company’s consolidated financial statements. For periods after the June 2017 date of the modification of the Series A Preferred Stock, the Company no longer accretes the carrying value of the Series A Preferred Stock to redemption value as such shares are no longer redeemable.

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

Upon the closing of the IPO in July 2018, all of the shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock.

8. Warrants to Purchase Convertible Preferred Stock

The Company had outstanding warrants issued in 2015 to purchase up to 133,333 shares of Series A Preferred Stock in connection with the 2015 Credit Facility (see Note 6). The warrants were exercisable at a price of $0.60 per share and had a contractual term of ten years from issuance.

In May 2017, the Company issued warrants to purchase up to 2,234 shares of Series B Preferred Stock in connection with an amendment to the 2015 Credit Facility (see Note 6). The warrants were exercisable at a price of $8.39 per share and had a contractual term of ten years from issuance. The fair value of the warrants on the issuance date of less than $0.1 million was recorded as a debt discount and as a preferred stock warrant liability.

The Company remeasured the fair value of the liability for these preferred stock warrants at each reporting date and recorded any adjustments as other income (expense). The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model (see Note 3), and the resulting change in fair value was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.

Upon the closing of the IPO in July 2018, the Company’s outstanding warrants to purchase Preferred Stock automatically became warrants to purchase an aggregate of 135,567 shares of common stock. In July 2018, the holders of such warrants completed a cashless exercise of the warrants, resulting in the Company’s issuance of 131,273 shares of common stock, whereby 4,294 shares of common stock were withheld by the Company to pay for the exercise price of the warrants (see Note 9).

9. Equity

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

In July 2018, the holders of warrants to purchase 135,567 shares of common stock completed a cashless exercise of the warrants, resulting in the Company’s issuance of 131,273 shares of common stock, whereby 4,294 shares of common stock were withheld by the Company to pay for the exercise price of the warrants.

10. Stock-Based Compensation

2014 Stock Incentive Plan

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) provides for the Company to sell or issue incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2014 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

The total number of shares of common stock that could have been issued under the 2014 Plan was 19,152,328 shares, of which 47,447 shares remained available for future issuance prior to the effectiveness of the Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”). Upon effectiveness of the 2018 Plan in July 2018, the remaining shares available under the 2014 Plan ceased to be available for issuance and no future issuances will be made under the 2014 Plan. The shares of common stock underlying outstanding awards under the 2014 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) will be added to the shares of common stock available for issuance under the 2018 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock-based awards granted to employees, directors and non-employees during the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Risk-free interest rate	2.82%	2.70%
Expected volatility	74%	74%
Expected dividend yield	—	—
Expected term (in years)	6.4	6.2

During the nine months ended September 30, 2018, the Company granted options for the purchase of 10,122,023 shares of common stock with a weighted average exercise price of $11.98 per share and a weighted average grant-date fair value of $8.64 per share.

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

Stock-based compensation expense for the three and nine months ended September 30, 2018 includes $2.1 million of stock-based compensation expense related to options for the purchase of an aggregate of 447,000 shares of common stock that have performance based vesting conditions for which the performance condition was achieved during the three months ended September 30, 2018. As of September 30, 2018, the Company has outstanding options for the purchase of an aggregate of 232,500 shares of common stock with performance based vesting conditions whereby the achievement of the conditions has not yet been determined to be probable, therefore the Company has not recorded any compensation expense related to these stock options.

Restricted Common Stock

The Company has granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award.

In April 2017, the Company issued 460,000 shares of restricted common stock, at a price of $0.19 per share, to an executive officer in exchange for a promissory note in the principal amount of $0.1 million. The promissory note was partial-recourse, but was treated as nonrecourse for accounting purposes and, as such, (i) this purchase of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. Stock-based compensation expense related to this award is being recognized over the requisite service period of the award based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. On June 21, 2018, the principal balance of $0.1 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory note was terminated (see Note 13).

In January 2017 and May 2017, the Company issued 3,667,014 shares and 1,100,000 shares, respectively, of restricted common stock at prices of $0.19 per share and $1.65 per share, respectively, to the chairman of the Company’s board of directors in exchange for two promissory notes totaling $2.5 million. The promissory notes are partial-recourse, but were treated as nonrecourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. All of the stock-based awards issued to the chairman of the Company’s board of directors were issued for his services as a consultant and prior to the adoption of ASU 2018-07 effective January 1, 2018 were being accounted for as non-employee stock-based awards. As a result, stock-based compensation expense related to the awards was being recognized over the requisite service period of the award based on the remeasured fair value of the award at each reporting period until the award vested, which was determined using the Black-Scholes option-pricing model. Upon the adoption of ASU 2018-07, the Company valued the remaining unvested options issued to non-employees as of January 1, 2018 and is recognizing stock-based compensation over the remaining vesting period. Effective January 1, 2018, the Company no longer remeasures the fair value of options granted to non-employees at each reporting period end (see Note 2). On June 21, 2018, the aggregate principal balance of both promissory notes of $2.5 million and all interest that had accrued thereon, totaling $0.1 million, was forgiven by the Company and the promissory notes were terminated (see Note 13). The forgiveness of these promissory notes by the Company was treated as an option modification and resulted in the recognition of incremental stock-based compensation expense of $0.2 million and $1.4 million during the three months and nine months ended September 30, 2018, respectively, which represents the change in the fair value of the award on the modification date. Stock-based compensation expense related to these awards will continue to be recognized over the requisite service period of the awards.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$1,347	$170	$2,331	$1,390
General and administrative expenses	8,540	3,967	16,071	7,417
	$9,887	$4,137	$18,402	$8,807

As of September 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $93.4 million, which is expected to be recognized over a weighted average period of 3.0 years.

11. Commitments and Contingencies

Operating Leases

The Company leases its office and laboratory facilities in Cambridge, Massachusetts under two noncancelable operating leases that expire in December 2018 and September 2021. The lease agreements include lease incentives, payment escalations and rent holidays, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the terms of occupancy. Rent expense for the three and nine months ended September 30, 2018 was $0.4 million and $1.1 million, respectively. Rent expense for the three and nine months ended September 30, 2017 was $0.3 million and $0.6 million, respectively.

Build-to-Suit Lease

In January 2018, the Company entered into a lease for office and laboratory space in Cambridge, Massachusetts. The lease term is expected to commence in late December 2018 and expires eight years from the commencement date. The Company is entitled to one five-year option to extend. The initial annual base rent is approximately $3.8 million, and such amount will increase during the initial term by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.9 million, which is secured by a cash deposit of the same amount. The lease agreement allows for a landlord-provided tenant improvement allowance of $9.4 million to be applied to the costs of the construction of the leasehold improvements.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of certain indemnification provisions within the lease agreement. As a result, as of September 30, 2018, the Company capitalized $24.7 million (equal to the estimated fair value of its leased portion of the premises) as construction-in-progress within property, plant and equipment and recorded a corresponding build-to-suit facility lease financing obligation. As of September 30, 2018, the current portion of the lease financing obligation of $3.5 million was classified within accrued expenses and other current liabilities and the remaining $21.2 million was classified as a lease liability, net of current portion, on its consolidated balance sheet. The construction is expected to be completed in the fourth quarter of 2018, at which time the Company will assess and determine if the assets and corresponding liability should be de-recognized.

Future Lease Payments

As of September 30, 2018, minimum commitments under the Company’s facilities’ leases are as follows (in thousands):

Year Ending December 31,
2018 (three months ending December 31)	$984
2019	4,470
2020	4,604
2021	4,555
2022	4,128
Thereafter	16,995
$35,736

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

The Company has the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of contract or in the event of the Company’s bankruptcy, liquidation, insolvency or cessation of business related to the license.

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For each of the three and nine months ended September 30, 2018, the Company made matching contributions of $0.1 million and $0.2 million, respectively.

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

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(26,362)	$(11,919)	$(62,012)	$(26,330)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	—	(656)
Net loss attributable to common stockholders	$(26,362)	$(11,919)	$(62,012)	$(26,986)
Denominator:
Weighted average common shares outstanding, basic and diluted	62,311,111	8,078,196	26,662,233	7,899,507
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(1.48)	$(2.33)	$(3.42)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares from the periods in the table above, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2018	2017
Convertible preferred stock (as converted to common stock)	—	43,933,006
Warrants to purchase convertible preferred stock (as converted to common stock)	—	135,567
Restricted common stock	2,644,423	6,627,014
Stock options to purchase common stock	14,701,283	3,705,030
	17,345,706	54,400,617

13. Related Parties

In April 2013, the Company entered into a services agreement with Flagship Ventures Management, Inc. (“Flagship”), an affiliate of one of its principal stockholders, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company recorded general and administrative expense for services received under this agreement of $0.3 million and $0.8 million during the three and nine months ended September 30, 2018, respectively. The Company made cash payments of $0.4 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, related to these services. The Company recorded general and administrative expense for services received under this agreement of $0.2 million and $0.7 million during the three and nine months ended September 30, 2017, respectively. The Company made cash payments of $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, related to these services. As of September 30, 2018, the Company had no amounts payable to Flagship for costs related to the services agreement.

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

14. Subsequent Events

Lease Amendment

In November 2018, the Company amended its January 2018 lease to lease additional office and laboratory space at 399 Binney Street in Cambridge, Massachusetts (the “Expansion Space”). The term for the Expansion Space is expected to commence in August 2019 and expires nine years from the commencement date. The initial annual base rent for the Expansion Space is approximately $2.5 million and such amount will increase by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the Expansion Space, including costs of operations, maintenance, repair, replacement and property management. In connection with the lease amendment, the Company increased the letter of credit held for the benefit of the landlord by $0.6 million, which is secured by a cash deposit of the same amount.

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

Overview

We are developing a new class of allogenic cellular medicines called Red Cell Therapeutics, or RCTs. Based on our vision that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary platform to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies. We believe that our RCTs will provide life-changing or life-saving benefits for patients with severe diseases across multiple therapeutic areas.

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

Since our inception, we have focused substantially all of our resources on building our proprietary RED Platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing drug product material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our initial public offering. On July 20, 2018, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $62.0 million for the nine months ended September 30, 2018 and $43.8 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $122.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2018, we had cash, cash equivalents and investments of $408.9 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements, including the planned renovation and customization of our manufacturing facility, and debt service payments into 2021. See “—Liquidity and Capital Resources.”

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

Our direct external research and development expenses are tracked on a program-by-program basis for clinical candidates and consist of costs that include fees, reimbursed materials and other costs paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

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

Interest Income and Other Expense, Net

Interest income consists of interest earned on our invested cash balances. We expect our interest income to increase as a result of investing the cash received from the sale of Series C preferred stock in February 2018 and the net proceeds from the IPO.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	14,363	6,126	8,237
General and administrative	13,191	5,849	7,342
Total operating expenses	27,554	11,975	15,579
Loss from operations	(27,554)	(11,975)	(15,579)
Other income (expense):
Change in fair value of preferred stock warrant liability	(426)	(59)	(367)
Interest expense	(87)	(90)	3
Interest income and other income (expense), net	1,705	205	1,500
Total other income (expense), net	1,192	56	1,136
Net loss	$(26,362)	$(11,919)	$(14,443)

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
RTX-134	$3,053	$195	$2,858
Platform development, early-stage research and unallocated expenses:
Personnel related	3,798	1,401	2,397
Stock-based compensation expense	1,347	170	1,177
External manufacturing and research	1,863	2,083	(220)
Laboratory supplies and research materials	2,487	1,403	1,084
Facility related and other	1,815	874	941
Total research and development expenses	$14,363	$6,126	$8,237

Research and development expenses were $14.4 million for the three months ended September 30, 2018, compared to $6.1 million for the three months ended September 30, 2017. The increase in direct costs related to our RTX-134 program of $2.9 million was primarily due to contract manufacturing costs incurred in preparation for our planned Phase 1/2a clinical trial of RTX-134 in patients with phenylketonuria. The increase in personnel-related costs and stock-based compensation expense of $2.4 million and $1.2 million, respectively, was due primarily to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $1.1 million was primarily due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $0.9 million was primarily due to an increase in facilities costs resulting from entering into a second sublease of office and laboratory space in May 2018, as well as additional laboratory services to support increased headcount.

General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Personnel related	$1,769	$1,125	$644
Stock-based compensation expense	8,540	3,967	4,573
Professional and consultant fees	1,830	590	1,240
Facility related and other	1,052	167	885
Total general and administrative expenses	$13,191	$5,849	$7,342

General and administrative expenses for the three months ended September 30, 2018 were $13.2 million, compared to $5.8 million for the three months ended September 30, 2017. The increase in general and administrative expenses of $7.3 million was primarily due to an increase in stock-based compensation expense of $4.6 million. The increase in stock-based compensation expense was primarily due to an increase in headcount including the hiring of additional senior executives and the recognition of compensation expense of $2.0 million for option awards with performance based vesting conditions that were achieved during the three months ended September 30, 2018. Personnel-related costs increased by $0.6 million as a result of an increase in headcount in our general and administrative function. Professional and consultant fees increased by $1.2 million primarily due to increased patent costs and increases in accounting, audit, legal and consulting fees incurred as we began to operate as a public company. The increase in facility-related and other expenses of $0.9 million was primarily due to an increase in facilities costs resulting from entering into a second sublease of office and laboratory space in May 2018, office costs to support increased headcount, as well as additional insurance costs resulting from operating as a public company.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to the increase in the value of our preferred stock prior to the warrant becoming a warrant for common stock upon the closing of our IPO.

Interest Expense

Interest expense for each of the three months ended September 30, 2018 and 2017 was $0.1 million and consisted of interest on the outstanding borrowings under our loan and security agreement.

Interest Income and Other Income (Expense), Net

Interest income for the three months ended September 30, 2018 was $1.8 million compared to $0.2 million in the three months ended September, 2017. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our Series C preferred stock financing in February 2018 and our IPO in July 2018.

Other income (expense), net was not significant during the three months ended September 30, 2018 or 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	35,230	14,628	20,602
General and administrative	27,311	11,163	16,148
Total operating expenses	62,541	25,791	36,750
Loss from operations	(62,541)	(25,791)	(36,750)
Other income (expense):
Change in fair value of preferred stock warrant liability	(2,187)	(576)	(1,611)
Interest expense	(259)	(212)	(47)
Interest income and other income (expense), net	2,975	249	2,726
Total other income (expense), net	529	(539)	1,068
Net loss	$(62,012)	$(26,330)	$(35,682)

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
RTX-134	$6,012	$195	$5,817
Platform development, early-stage research and unallocated expenses:
Personnel related	9,077	3,452	5,625
Stock-based compensation expense	2,331	1,390	941
External manufacturing and research	7,434	5,048	2,386
Laboratory supplies and research materials	6,249	2,838	3,411
Facility related and other	4,127	1,705	2,422
Total research and development expenses	$35,230	$14,628	$20,602

Research and development expenses were $35.2 million for the nine months ended September 30, 2018, compared to $14.6 million for the nine months ended September 30, 2017. The increase in direct costs related to our RTX-134 program of $5.8 million was primarily due to contract manufacturing costs incurred in preparation for our planned Phase 1/2a clinical trial of RTX-134 in patients with phenylketonuria. The increase in personnel-related costs and stock-based compensation expense of $5.6 million and $0.9 million, respectively, was primarily due to increased headcount in our research and development function. The increase in external manufacturing and research costs of $2.4 million was primarily due to our efforts to improve and expand our manufacturing capabilities, preparation for clinical-scale production and an expansion of our in vivo testing to support clinical candidate selection. The increase in laboratory supplies and research materials of $3.4 million was primarily due to increases in platform development, manufacturing process and scale-up and drug discovery activities as well as an increase in the volume and cost of bioprocessing materials as we scale up our manufacturing process. The increase in facility-related and other expenses of $2.4 million was primarily due to an increase in facilities costs resulting from entering into two leases of office and laboratory space in July 2017 and May 2018, respectively, and the increased costs of supporting a larger group of research and development personnel and their research efforts.

General and Administrative Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Personnel related	$4,580	$1,817	$2,763
Stock-based compensation expense	16,071	7,417	8,654
Professional and consultant fees	4,828	1,622	3,206
Facility related and other	1,832	307	1,525
Total general and administrative expenses	$27,311	$11,163	$16,148

General and administrative expenses for the nine months ended September 30, 2018 were $27.3 million, compared to $11.2 million for the nine months ended September 30, 2017. The increase in general and administrative expenses of $16.1 million was primarily due to an increase in stock-based compensation expense of $8.7 million. The increase in stock-based compensation expense was primarily due to the recognition of compensation expense of $9.1 million for the nine months ended September 30, 2018 for stock-based awards granted to the chairman of our board of directors as compared to $7.2 million of compensation expense recognized in the same period in 2017. All of the stock-based awards issued to the chairman of our board of directors were issued for his services as a consultant and are being accounted for as non-employee stock-based awards. Prior to the adoption of Accounting Standards Update No. 2018-07 Compensation — Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting, or ASU 2018-07, on January 1, 2018, at the end of each reporting period prior to completion of the services, we remeasured the fair value of the unvested portion of the awards and adjusted the expense accordingly. As a result, changes in the fair value of our common stock impacted the amount of stock-based compensation expense that we recognized for these awards. Upon the adoption of ASU 2018-07, we valued the remaining unvested options issued to non-employees as of January 1, 2018 and are recognizing stock-based compensation over the remaining vesting period. Effective January 1, 2018, we no longer remeasure the fair value of options granted to non-employees at each reporting period end. The remaining increase in stock-based compensation expense of $6.8 million was primarily due to an increase in headcount, including the hiring of additional senior executives, and the recognition of compensation expense of $2.0 million for option awards with performance based vesting conditions that were achieved during the nine months ended September 30, 2018. Personnel-related costs increased by $2.8 million as a result of an increase in headcount in our general and administrative function as we prepared for our IPO.  Professional and consultant fees increased by $3.2 million primarily due to increased patent costs, consulting fees paid to the chairman of our board of directors for his services as a consultant, expansion of our patent portfolio and increases in accounting, audit and legal fees incurred as we began to operate as a public company. The increase in facility-related and other expenses of $1.5 million was primarily due to an increase in facilities costs resulting from entering into two leases of office and laboratory space in July 2017 and May 2018, respectively.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to the increase in the value of our preferred stock for the nine months ended September 30, 2018 and 2017, prior to the warrant becoming a warrant for common stock upon our IPO.

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 consisted of interest on the outstanding borrowings under our loan and security agreement. Interest expense increased from $0.2 million in the nine months ended September 30, 2017 to $0.3 million in the nine months ended September 30, 2018 due to the increase in outstanding borrowings under our loan and security agreement and higher interest rate applicable to such outstanding borrowings.

Interest Income and Other Income (Expense), Net

Interest income for the nine months ended September 30, 2018 was $3.0 million compared to $0.3 million in the nine months ended September 30, 2017. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our Series C preferred stock financing in February 2018 and our IPO in July 2018. Our cash balances were invested in money market funds during the nine months ended September 30, 2017.

Other income (expense), net was not significant during the nine months ended September 30, 2018 or 2017.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of preferred stock and borrowings under our loan and security agreement. As of September 30, 2018, no amounts remained available for borrowing under the loan and security agreement. As of September 30, 2018, we had cash, cash equivalents and investments of $408.9 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(38,648)	$(12,898)
Cash used in investing activities	(65,580)	(1,257)
Cash provided by financing activities	355,666	121,735
Net increase in cash, cash equivalents and restricted cash	$251,438	$107,580

Operating Activities

During the nine months ended September 30, 2018, operating activities used $38.6 million of cash, primarily resulting from our net loss of $62.0 million, partially offset by net non-cash charges of $21.3 million, primarily consisting of stock-based compensation expense, and net cash provided by changes in our operating assets and liabilities of $2.1 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $4.9 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses and other current assets of $2.8 million.

During the nine months ended September 30, 2017, operating activities used $12.9 million of cash, primarily resulting from our net loss of $26.3 million, partially offset by net non-cash charges of $9.7 million, primarily consisting of stock-based compensation expense, and net cash provided by changes in our operating assets and liabilities of $3.8 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $3.8 million increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $65.6 million, consisting of net purchases of investments of $53.9 million and purchases of property, plant and equipment of $11.7 million. Our purchases of property, plant and equipment primarily consisted of $8.0 million for the acquisition of our manufacturing facility in Smithfield, Rhode Island and $3.7 million for the purchase of laboratory equipment as we expanded our discovery and manufacturing activities.

During the nine months ended September 30, 2017, net cash used in investing activities was $1.3 million, consisting of purchases of property, plant and equipment as we expanded our discovery and manufacturing activities.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities of $355.7 million consisted primarily of $254.4 million of net proceeds from our IPO in July 2018, which excludes $0.1 million of additional offering costs in accounts payable and accruals at September 30, 2018, and $101.0 million of net proceeds from the issuance of preferred stock in February 2018.

During the nine months ended September 30, 2017, net cash provided by financing activities of $121.7 million consisted primarily of proceeds from the issuance of preferred stock.

Loan and Security Agreement

We are party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which we have borrowed an aggregate of $5.5 million. Until May 2018, borrowings under the 2015 Credit Facility bore interest at an annual rate equal to the bank’s prime rate plus 1.25%, subject to a floor of 4.5%, and were repayable in monthly interest-only payments through May 2018 and in equal monthly payments of principal plus accrued interest from June 2018 until the maturity date in November 2019. In May 2018, we further amended the 2015 Credit Facility to modify the interest rate and extend the interest-only payment period and the maturity date. Currently, outstanding borrowings under the 2015 Credit Facility bear interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.5%, and are repayable in monthly interest-only payments through May 2019 and in equal monthly payments of principal plus accrued interest from June 2019 until the maturity date in November 2020. As of September 30, 2018, the interest rate applicable to borrowings under the 2015 Credit Facility was 6.00%.

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

We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, including the planned renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended September 30, 2018, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

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

In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting, or ASU 2018-07. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. We adopted ASU 2018-07 effective January 1, 2018 by remeasuring outstanding equity-classified awards for which a measurement date had not been established as of January 1, 2018 through a cumulative-effect adjustment to accumulated deficit as of January 1, 2018. A description of the impact of the adoption of ASU 2018-07 to our balance sheet and to our previously reported results of operations and cash flows for the three months ended March 31, 2018 and for the three and six months ended June 30, 2018 is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We have elected to estimate the expected term of options utilizing the simplified method for both employee and non-employee options that qualify as plain-vanilla options. We have elected to account for forfeitures for non-employee options as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

Other than the adoption of ASU 2018-07 effective January 1, 2018, there have been no significant changes to our critical accounting policies from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2018, we had cash, cash equivalents and investments of $408.9 million, which consisted of cash, money market funds, U.S. treasury notes and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2018, we had $5.5 million of borrowings outstanding under the 2015 Credit Facility. Outstanding borrowings under the 2015 Credit Facility bear interest at a variable rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.5%. An immediate 10% change in the prime rate would not have had a material impact on our debt-related obligations, financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a preclinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products in clinical development or approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the year ended December 31, 2017 and the nine months ended September 30, 2018, we reported net losses of $43.8 million and $62.0 million, respectively. As of September 30, 2018, we had an accumulated deficit of $122.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of September 30, 2018, we had $408.9 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, including the planned renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We intend to develop RTX-212, and may develop future product candidates, alone and in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

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

Genetically defined diseases generally, and especially those for which our current rare disease product candidates are targeted, have low incidence and prevalence. For example, the prevalence of phenylketonuria, or PKU, is estimated to be 1 in 10,000 to 1 in 15,000 newborns in the United States and Europe and varies considerably in populations elsewhere around the world. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our proposed clinical and the other risks described above.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional or newly launched competitive therapies, rather than enroll patients in any future clinical trial.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line and even fourth-line, and the FDA often approves new therapies initially only for last-line use. Initial approvals for new cancer therapies are often restricted to later lines of therapy for patients with advanced or metastatic disease, limiting the number of patients who may be eligible for such new therapies, which may include our product candidates.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations, or secondary market research databases, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our product candidates targeting rare diseases to target the smaller patient populations that suffer from the respective diseases we seek to treat. Furthermore, regulators and payors may further narrow the therapy-accessible treatment population. Even if we obtain significant market share for our product candidates, because certain of the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We expect to develop RTX-212, and potentially future product candidates, alone and in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop RTX-212, and likely other product candidates, alone and in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

We anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Celgene Corporation, Amgen Inc., F. Hoffman-La Roche AG (Roche), Johnson & Johnson, GlaxoSmithKline plc, Sanofi S.A., and Pfizer Inc., which are all currently conducting research in cellular therapies, either alone or in partnerships with other parties, and all of which have greater financial and human resources than we currently have. In addition to these fully integrated biopharmaceutical companies, we also compete with those companies whose products target the same indications as our product candidates. Many third parties compete with us in developing various approaches to rare diseases, cancer and autoimmune therapies. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our RCT product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our RCTs or that would render our cancer targeted RCTs obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other rare diseases, cancer and autoimmune therapies continue to accelerate.

In addition, we have identified four companies that are leveraging the red blood cell as a platform. Erytech Pharma SA is using hypotonic enzyme loading to create products for use in cancer, rare disease and immunology. There are three other companies that rely on loading proteins into mature red cells: Orphan Technologies Ltd., which is developing a range of products aimed at rare diseases; EryDel SpA, which is in late-stage development of dexamethasone loaded RBCs for the treatment of ataxia telangiectasia; and SQZ Biotechnologies Companies, which is pursuing preclinical applications in cancer, enzyme replacement therapy and immune tolerance using a variety of cell-based approaches. Beyond red blood cell-based competition, there are companies developing engineered enzymes and specializing in rare diseases, such as Codexis, Inc., which recently initiated its first clinical trial in PKU to evaluate its orally-administered enzyme product candidate and Aeglea BioTherapeutics, Inc., which has a product candidate in a Phase 2 trial for the treatment of hyperargininemia. A number of gene therapy companies, such as Alnylam Pharmaceuticals, Inc., are primarily focused on liver diseases. Homology Medicines, Inc. recently declared that it is in IND-enabling studies with a gene therapy product candidate and expects to initiate a clinical trial in PKU by 2019. Finally, Synlogic, Inc., one of several companies developing engineered probiotic therapeutics to treat inborn errors of metabolism, has a product candidate in a Phase 1 trial for the treatment of urea cycle disorders and a product candidate in a Phase 1 trial for the treatment of PKU.

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

As of September 30, 2018, we had 113 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

•                  federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•                  the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

As of September 30, 2018, we had cash, cash equivalents and investments of $408.9 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since September 30, 2018, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

We are very early in our development efforts. All of our product candidates are still in preclinical development. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and all of our product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates, RTX-134, RTX-212, RTX-Uricase and RTX-CBS. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Further, even if one payor provides coverage for a given product, other payors may not provide coverage for that product. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in October 2017, California became the first state to pass legislation requiring pharmaceutical manufacturers to announce planned drug price increases. While this legislation does not directly affect drug prices, it puts further pressure on pharmaceutical manufacturers in setting prices. At least one state, Oregon, has recently passed a similar law, requiring pharmaceutical manufacturers to disclose cost components, and other states are likely to follow. Additionally, the Trump administration recently released a “Blueprint”, or plan, to reduce the cost of drugs. The Trump administrations’ Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

The collection and use of personal health data in the European Union was previously governed by the provisions of the Data Protection Directive, which has been replaced by the GDPR as of May 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. As discussed previously, failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or € 20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR is not yet clear. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of September 30, 2018, all of the patent rights that we own or in-license are currently pending patent applications except that we own one issued U.S. patent directed to methods of treating phenylketonuria with RTX-134. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Our manufacturing process may be susceptible to logistical issues associated with the collection of hematopoietic precursor cells from donors, procurement of plasmids and lentiviral vectors sourced from various suppliers and shipment to the RCT product candidate manufacturing site as well as shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in our manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative or in addition to our reliance on CMOs for the manufacture of our product candidates. We plan to renovate and customize our manufacturing facility for our use. We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercialization, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. As a result, we will also need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. We, as a company, have no experience in setting up, building or eventually managing a manufacturing facility. If we failed to select the correct location, or if we fail to complete the planned renovation and customization in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Operating our own manufacturing facility will require significant resources, and we do not have experience as a company in managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, if we switch from our current CMOs to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully operate our manufacturing facility could adversely affect the commercial viability of our product candidates.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $15.06 per share and as high as $33.01 per share through November 9, 2018. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The lock-up agreements will expire 180 days from the date of our initial public offering, subject to earlier release of all or a portion of the shares subject to such agreements by the representatives of the underwriters in their sole discretion. After the lock-up agreements expire, based upon the number of shares of common stock, on an as-converted basis, outstanding as of September 30, 2018, up to an additional 66,855,255 shares of common stock will be eligible for sale in the public market. Approximately 67.5% of these additional shares are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of September 30, 2018 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have broad discretion in the use of our existing cash, cash equivalents and investments and may not use them effectively.

Our management will have broad discretion in the application of our cash, cash equivalents and investments. Because of the number and variability of factors that will determine our use of our cash, cash equivalents and investments, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash, cash equivalents and investments in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not use our resources in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2018 that were not registered under the Securities Act.

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

During the period between July 1, 2018 and July 17, 2018, we issued to certain of our directors, options to purchase an aggregate of 2,077,977 shares of our common stock at an exercise price of $23.00 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities. We filed a registration statement on Form S-8 under the Securities Act on July 18, 2018 to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plan.

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

We received aggregate gross proceeds from our IPO of $277.3 million, or aggregate net proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of September 30, 2018, we have used $23.7 million of the net proceeds from the IPO, consisting of $14.0 million used in operations, $8.0 million for the purchase of our manufacturing facility and $1.7 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

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

RUBIUS THERAPEUTICS, INC.

Date: November 13, 2018	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Andrew M. Oh
Andrew M. Oh
Chief Financial Officer
(Principal Financial Officer)