Form 10-K
period 2018-12-31
Rubius Therapeutics, Inc.
filed 2019-03-28
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-38586

RUBIUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2688109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Binney Street, Suite 300 Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip code)

(617) 679-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Global Select Market on July 18, 2018. The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of July 18, 2018 (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $718.9 million.

As of February 28, 2019, the registrant had 79,529,965 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2019 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Rubius Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10‑K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•

the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•	our ability to advance any product candidate into or successfully complete any clinical trial;
•	our ability or the potential to successfully manufacture our product candidates for clinical trials or for commercial use, if approved;
•	our plans to renovate, customize and operate our recently purchased manufacturing facility;
•	the potential for our identified research priorities to advance our technologies;
•

our ability to maintain regulatory approval, if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	developments relating to cellular therapies, including red blood cell therapies;
•	the success of competing therapies that are or become available;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the commercialization of our product candidates, if approved;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the impact of laws and regulations;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act; and
•	our use of the proceeds from the initial public offering.

All of our forward-looking statements are as of the date of this Annual Report on Form 10‑K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10‑K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10‑K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10‑K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10‑K will be deemed to modify or supersede such statements in this Annual Report on Form 10‑K.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “Rubius,” “Rubius Therapeutics,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Rubius Therapeutics, Inc. and its consolidated subsidiary.

Item 1. Business

We are developing a new class of cellular medicines, Red Cell Therapeutics, or RCTs. Based on our vision that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary platform to genetically engineer and culture RCTs that are selective, potent and ready‑to‑use cellular therapies. We believe that our RCTs will provide life‑changing or life‑saving benefits for patients with severe diseases across multiple therapeutic areas.

We have generated hundreds of RCTs using our RED PLATFORM®, a highly versatile and proprietary cellular therapy platform. We are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in rare diseases, cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. We are establishing end‑to‑end manufacturing capabilities and plan to develop commercial infrastructure to further establish Rubius Therapeutics as a leading, fully integrated cellular therapy company.

Our RED PLATFORM builds upon the research and findings of Flagship Pioneering’s VentureLabs innovation team along with the discoveries of Professors Harvey Lodish and Hidde Ploegh of the Whitehead Institute for Biomedical Research at MIT. This work demonstrated the ability to differentiate donor‑derived CD34+ hematopoietic precursor cells into enucleated red blood cells, or RBCs, with unprecedented efficiency at a small, laboratory scale. Based on this foundation, Flagship Pioneering’s VentureLabs innovation team recognized the potential for RBCs as an optimal framework for cellular therapies and invented methods to engineer RCTs to express biotherapeutic proteins within the cell or on the cell surface.

Building upon these early discoveries, we have developed the RED PLATFORM, which enables us to engineer and culture RCT product candidates with a wide array of biotherapeutic proteins and biological functions that enable their use across multiple therapeutic areas. We have also invested considerably to scale the process of RCT manufacturing by acquiring our own manufacturing facility, which we believe will allow for the production of large quantities of reliable and reproducible RCT products from the initial stages of development through to commercial scale. We have and continue to build a broad portfolio of patent applications, know how, trade secrets, and other intellectual property that covers both our platform technologies as well as product discoveries, the breadth and depth of which is a strategic asset that could provide us with competitive advantages. As of February 28, 2019, we own or have an exclusive license under more than 100 patent applications across 26 different patent families, and we own one issued U.S. patent related to the treatment of phenylketonuria, or PKU.

Although our RCT product candidates are in early stages of development and will require substantial resources to demonstrate technical feasibility and to establish clinical and regulatory validation, we believe that our RED PLATFORM could provide beneficial treatments for our target indications, many of which have few, if any, effective treatments. Our initial focus will be advancing RCT product candidates with unique benefits for patients with rare diseases, cancer and autoimmune diseases based on three modalities — cellular shielding, potent cell‑cell interaction and tolerance induction. In March 2019, we announced that the FDA cleared our investigational new drug, or IND, application for our lead product candidate, RTX-134, an RCT with the phenylalanine ammonia lyase (PAL) enzyme expressed within the cell for the treatment of phenylketonuria.

•Rare Diseases:  We engineer RCTs that express potent enzymes within the cell for the treatment of patients suffering from rare enzyme deficiency diseases. As they are located within the RCT, these enzymes are shielded from being neutralized by the immune system, thereby allowing the enzymes to degrade and clear the pathogenic metabolites that build up in such diseases. We believe these RCTs may have a longer and sustained treatment duration and could avoid the immune‑driven reduction in efficacy and induction of adverse events associated with other therapies.

•Cancer:  We engineer RCTs to recapitulate human immunobiology via potent cell‑cell interaction by expressing hundreds of thousands of copies of one or more proteins on the cellular surface to drive enhanced and synergistic activation of both the adaptive and innate immune systems in an antigen-specific approach or by broadly stimulating both arms of the immune system. We believe that these characteristics will translate into potent anti-tumor activity and limited off tissue adverse effects, because RCTs are generally confined to the vasculature and therefore, could be transformative therapies for patients with solid and hematological cancers.

•Autoimmune Diseases:  We engineer RCTs that express specific autoimmune disease associated antigens within the cell or on the cell surface in order to induce and restore immune tolerance. We believe these RCTs could prevent immune damage that causes these diseases.

Our product candidates are allogeneic, making them ready‑to‑use, and we expect them to have a predictable biodistribution and an approximate circulation time of up to 120 days, which should enable us to deliver well‑tolerated and convenient cellular therapies to a broad population.

We are developing our initial RCT product candidates for PKU, a wide range of solid and hematological cancers and autoimmune diseases. In March 2019, we announced that the FDA cleared our IND for RTX‑134 for the treatment of PKU. We expect to begin enrolling patients for the Phase 1b clinical trial of RTX-134 during the second quarter of 2019, with initial data expected during the second half of 2019. We expect to file our first oncology IND for RTX-240 for the treatment of solid tumors by early 2020. We are in the early stages of assessing our RCT product candidates for the treatment of autoimmune diseases. We plan to file four to five INDs by the end of 2020, with additional filings thereafter.

Pending positive clinical data based on validated, approvable endpoints, we plan to advance these RCT product candidates as well as a broader portfolio of rare disease, cancer and autoimmune therapies toward registration. We plan to seek orphan drug designation as well as pursue breakthrough therapy or Regenerative Medicine Advanced Therapy, or RMAT, designations for our RCT portfolio where appropriate, which we believe may shorten the time to market.

Since we commenced operations in 2013, we have attracted a talented group of seasoned leaders to execute our strategy. Our leadership team has more than 200 years of combined experience at pharmaceutical and biotechnology companies, has been involved in filing more than a combined 80 INDs and 20 submissions for product approval and has launched more than 30 pharmaceutical products.  We have raised approximately $498 million in private and public financings to date. We have also secured a credit facility that provides for up to $75 million in additional capital.

Utilizing RBCs to create cellular therapies

RBCs are the most ubiquitous cells in the human body, constituting over 80% of the body’s cells and playing a critical role in the delivery of oxygen to tissues. To constantly replenish this population of critical cells, the human body generates approximately 2.5 million RBCs every second. RBCs represent the first example of a transformative cellular therapy as physicians have been transfusing blood to patients since the early 1800s. Today, the focus around cellular therapies has largely been directed toward T cell and other lymphocyte‑based therapies. We believe that RBC‑based therapies will transform the cellular therapy landscape as they may represent the ideal cell type for the creation of versatile, well‑tolerated and ready‑to‑use cellular therapies. We believe such therapies could avoid many of the complications and risks often associated with earlier generation cellular therapies, including the emerging category of T cell-based therapies. These distinct characteristics of RBCs support their potential to serve as the foundation for a cellular therapy:

•a predictable circulating time of approximately 120 days;

•a well‑characterized and controllable biodistribution as RBCs are generally sequestered in the vasculature, spleen and liver. In exceptional cases, RBCs may enter the tumor microenvironment via leaky neo-vasculature;

•the well‑established use of O negative blood as a universal source that can be administered to greater than 95% of people;

•the presence of certain surface markers, such as CD47, on RBCs provide what are referred to as “don’t eat me” signals, preventing the immune system from clearing RBCs from circulation; and

•since RBCs are enucleated, they do not pose a risk of uncontrolled cell division or oncogenicity following transfusion.

Today, blood transfusions remain one of the most commonly performed medical procedures, with approximately 85 million units of blood transfused worldwide each year. Significant infrastructure exists within most hospitals and outpatient infusion centers worldwide to support the administration of blood and blood‑derived products. We intend to leverage this infrastructure to administer our products if approved.

Our proprietary RED PLATFORM

We are pioneering the creation of a new transformative class of medicines that leverage the benefits of RBCs to provide cellular therapies to patients with severe diseases across multiple therapeutic areas. As RBCs are enucleated, they have generally been considered simple oxygen delivery vehicles, rather than the backbone of a versatile cellular therapy platform. Past attempts at RBC‑based therapies, such as applying hypotonic loading or cell swelling to load an enzyme or protein into RBCs, have had limited therapeutic applications, proven difficult to scale and reduced the in vivo half‑life of the loaded RBCs.

Our discoveries and innovations in genetic engineering and cell culture processes have made it possible to now use RBCs as a foundation for the creation and development of a new class of cellular therapies. By modifying only one of our initial manufacturing steps in which we add a gene or genes that encode biotherapeutic proteins within the cell or on the cell surface of RCTs, we are able to rapidly develop new RCTs designed to treat different diseases. This approach allows for the consistent generation of product candidates and a preclinical evaluation process that we believe has the potential to create a broad range of therapeutics in an efficient manner — for example, RTX‑134 required only nine months from product design to identification as our lead RCT product candidate. Our uniform approach should also enable us to leverage common chemistry, manufacturing and controls, or CMC, and toxicology data packages to shorten development timelines. While the initial focus of our RED PLATFORM will be in rare diseases, cancer and autoimmune diseases, we believe the versatility of our platform will enable us to expand into broader therapeutic areas in the future.

The RED PLATFORM allows us to generate a wide variety of allogeneic, ready‑to‑use RCT product candidates with a universal and proprietary process through the following steps: (1) obtaining CD34+ hematopoietic precursor cells from the blood of O negative donors; (2) genetic engineering of the cells to express biotherapeutic proteins within the cell or on the cell surface of the RCTs; (3) expanding the number of cells and differentiating them into reticulocytes, which are enucleated RBC precursors; and (4) formulating, characterizing and storing doses of the resulting RCT product candidate for later infusion into patients.

A significant advantage of differentiating the cells into reticulocytes is the ability to separate the genetic modification from the final RCT product candidate through the biological process of enucleation, a property unique to reticulocytes. Enucleation involves the ejection of the nucleus from the cell, and with it, all the DNA it contains, leaving behind an RCT that expresses the protein or proteins that confer the intended therapeutic benefit. We believe this absence of genetic material may reduce the safety risks associated with RCTs as compared with current cellular therapies.

Limitations of previous and current cellular therapies

The field of tissue, cell and regenerative therapy has a long history, starting with blood transfusions in the early 1800s, followed by organ and bone marrow transplants in the middle of the 20th century and later the approval of cellular therapy products ranging from epidermal transplantation for wound care to mesenchymal stem cells for the treatment of graft versus host disease and dendritic cells for the treatment of prostate cancer.

Most recently, several biotechnology companies and academic groups have demonstrated that a type of cell therapy known as chimeric antigen receptor T cells, or CAR‑Ts, where a patient’s own T cells are genetically engineered to recognize and attack specific cancer cells, are capable of powerful and sometimes curative therapeutic effects. In addition, some groups are studying the adoptive transfer and activation of T cell receptor, or TCR, -engineered T cells, and natural killer cells, or NK cells, for treatment of solid and hematologic cancers, while others are attempting to expand and engineer regulatory T cells ex vivo for the treatment of autoimmune diseases.

A range of issues have historically limited the use of cellular therapies:

•Limited therapeutic application:  Given the specialized nature of these prior cellular therapies, they have been designed for specific indications and lack the inherent flexibility to be applied broadly across multiple therapeutic areas.

•Potentially serious side effects:  Many previous and current cellular therapies can cause serious side effects, including cytokine release syndrome, neurotoxicity and death. These alternative cellular therapies contain a nucleus and retain the ability to expand and differentiate post‑injection, potentially raising concern of uncontrolled cell division and transformation.

•Unpredictable pharmacokinetics and biodistribution:  Current cellular therapies have an uncertain lifetime post‑infusion. In some cases, the therapeutic benefits quickly wane. In others, the cells will continue to divide, expand and potentially transform unpredictably over an extended period of time. Additionally, these cellular therapies can extravasate in an untargeted manner into healthy tissues throughout the body, which may result in severe adverse effects.

•Costly manufacturing and delayed treatment:  Most previous and current cellular therapies are autologous, meaning they must be derived from a patient’s own cells to avoid rejection by the immune system. This results in a strictly customized, one‑to‑one manufacturing process for each individual patient, which is costly and difficult to scale, and involves a complex supply chain that can delay treatment for critically ill patients. Moreover, this approach does not allow for an industrialized effort that can be leveraged to rapidly develop additional product candidates.

Advantages and versatility of our RED PLATFORM and RCTs

Our discoveries and innovations in genetic engineering and cell culture processes allows us to leverage the inherent benefits of RBCs. We believe our RED PLATFORM and RCTs represent a transformative step in the evolution of cellular therapies as they are designed to confer desirable attributes for a next‑generation cellular therapy, including the following:

•Broad therapeutic applications:  We have engineered hundreds of RCTs to have therapeutic potential across many areas, such as rare diseases, cancer, autoimmune diseases, cardiovascular diseases, metabolic diseases and infectious diseases. These RCTs can be designed to express immune‑shielded enzymes or other proteins within the cell and diverse proteins on the cell surface, including combinations of proteins for (1) potent cell‑cell interaction with T cells, NK cells or other cells; (2) tissue localization; and (3) induction of immune tolerance.

•Advantageous tolerability:  Since RCTs lack a nucleus, they possess no genetic material and do not divide following infusion into patients. As a result, we believe our RCT product candidates will pose less risk than those associated with other cellular therapies, which have caused cytokine release syndrome, neurotoxicity and death and carry the potential risk of inducing oncogenicity.

•Ready‑to‑use cellular therapies:  O negative donor blood is routinely used for blood transfusions and can be repeatedly transfused into approximately 95% of people. Similarly, RCTs are produced from O negative donor blood stem cells and are therefore allogeneic, ready‑to‑use cellular therapies that we believe will be tolerated by almost all patients.

•Defined life in circulation and convenient dosing:  RBCs have a circulating time of approximately 120 days. We expect our RCTs to benefit from this long circulation time, resulting in more consistent pharmacodynamics and convenient dosing regimens thereby improving compliance and real‑life efficacy. Furthermore, a single proposed RCT dose will constitute less than 1% of normal red cells in a patient’s circulation.

•Predictable biodistribution:  RBCs normally reside only in the vasculature, the spleen and the liver and do not otherwise extravasate into other healthy tissues. Biodistribution into the spleen allows for RCTs designed to stimulate the immune system to mount an attack against cancer, while biodistribution of RCTs expressing autoimmune disease‑causing antigens to specialized cells in the liver can induce tolerance and improve the signs and symptoms of autoimmune diseases. We anticipate that this predictable biodistribution will allow RCTs to trigger on‑target desired effects while avoiding off‑tissue engagement.

•Efficient product engine:  Our RED PLATFORM provides a consistent product design and discovery approach where simply changing the added gene or genes that encode the biotherapeutic proteins that confer the intended therapeutic benefit allows us to develop new product candidates targeting different diseases.

•Scalable and flexible manufacturing:  We manufacture RCTs in bioreactors that we intend to scale to thousands of liters. A single donor will allow us to manufacture up to hundreds to thousands of doses, depending on the therapeutic application. As a result, we expect the cost of goods sold for RCTs to be significantly lower than existing cellular therapies, such as CAR‑Ts. We manufacture RCTs using well‑characterized and validated lentiviral vectors. Cellular engineering approaches, such as viral and non‑viral transduction systems and mRNA delivery, may also be applied to RCTs which may provide additional product benefits and cost advantages.

Our strategy

Our vision is to pioneer the creation of life‑changing or life‑saving and ready‑to‑use RCTs for patients with severe diseases. To achieve our vision, we are executing a strategy with the following key elements:

Establish RCTs as a new class of cellular medicines, demonstrating their potential across three initial product categories: rare diseases, cancer and autoimmune diseases. We apply a rigorous and capital‑efficient approach to prioritize our product candidate pipeline, focusing on unmet need, feasibility, speed to proof‑of‑concept, easy‑to‑measure validated endpoints and commercial potential. In March 2019, the FDA cleared our  IND for RTX‑134 for the treatment of PKU. We expect to begin enrolling patients for the Phase 1b clinical trial of RTX-134 during the second quarter of 2019, with initial data expected during the second half of 2019. In total, we plan to file a total of four to five INDs by the end of 2020, with additional filings thereafter.

Efficiently advance multiple additional RCTs as product categories are validated following positive early proof‑of‑concept. We expect that early clinical success of our initial RCT product candidates could translate to other programs within the product category, validating our approach and enabling a rapid and efficient expansion of our rare disease, cancer and autoimmune disease product categories. For example, positive early clinical proof‑of‑concept for

RTX‑134 will validate the benefits of our approach for treating rare enzyme deficiency diseases using cellular shielding of potent enzymes and support our ability to successfully develop additional RCTs within this product category.

Pursue accelerated paths to marketing authorization. We are pursuing indications with high unmet medical needs that may allow us to pursue accelerated paths to product registration, such as breakthrough therapy designation or RMAT designation by the FDA. Similarly, we expect to pursue accelerated routes to marketing authorization in Europe and other regions.

Build a leading, fully integrated cellular therapy company. We are discovering, developing, manufacturing and may commercialize RCT products within certain product categories. Following potential approval of multiple RCT products in a particular category, we may leverage a dedicated commercial infrastructure to deliver our therapies to patients.

Further strengthen our position as the pioneer of RCTs through continuous platform expansion and improvement. Our proprietary RED PLATFORM allows us to rapidly identify new product candidates and includes a universal manufacturing process for all RCT product candidates. We will continue to invest in enhancing our platform and deepening our expertise in stem cell and red cell biology and optimizing the pharmacology of RCTs with the goal of delivering new therapies targeting additional indications. We plan to leverage our first‑mover advantage in manufacturing RCTs as we scale‑up our proprietary manufacturing platform. To fully support later‑stage clinical development and commercial launch, we plan to ensure control over our supply chain. As an initial investment in this strategy, we purchased a manufacturing facility and are in the process of renovating it to provide multi‑suite manufacturing capabilities.

Expand patient access to RCTs through strategic partnerships. Given the breadth of the therapeutic opportunity for RCTs, we believe entering into select strategic partnerships in a subset of therapeutic areas may provide an attractive avenue for expanding patient access to RCTs. The global reach and operational expertise within certain pharmaceutical companies may complement our growing organization in areas such as clinical operations and commercialization.

Maintain a strong culture, continuously attract new talent and build the world’s leading center for red cell biology research and engineering. We are located in one of the world’s leading hubs for biopharmaceutical innovation, which enables us access to world‑class talent, leading academic investigators and key opinion leaders. We have leveraged our location to attract scientific talent and experienced, innovative leaders and have built a strong culture that is committed to delivering on our vision. In addition, we have assembled a network of scientific advisors with deep expertise in red cell biology, process development and manufacturing as well as clinical experience across the therapeutic areas that we are initially targeting. We will continue to build a team of employees, advisors and collaborators with experience in the discovery, development, manufacture and commercialization of cellular therapies.

Initial therapeutic areas of focus

Based upon the totality of scientific and preclinical work to date, we believe that RCTs have broad potential therapeutic applications. Our initial focus will be advancing RCT product candidates with unique benefits for patients with rare diseases, cancer and autoimmune diseases based on three modalities — cellular shielding, potent cell‑cell interaction and tolerance induction.

Select RCT Modalities to Treat Rare Diseases, Cancer and Autoimmune Diseases

Rare diseases

We believe that RCTs may be used to treat certain rare diseases caused by a single genetic defect that results in the inactivation of a critical metabolic enzyme or bioactive protein. Manufacturing the missing protein or enzyme and administering it to the patient may potentially correct this deficiency, but unfortunately many of these proteins or enzymes are highly immunogenic or poorly tolerated by patients, thereby limiting or, in some cases, preventing their therapeutic use. While biopharmaceutical companies are developing gene therapies for the treatment for several diseases caused by single genetic defects, this approach has historically been associated with unpredictable outcomes, including inconsistent efficacy and the potential for toxicity. In contrast, RCTs may provide the following benefits to patients suffering from rare diseases:

•Highly active therapy through cellular shielding:  RCT product candidates engineered to express enzymes and other proteins within the cell, including poorly tolerated non‑human enzymes, effectively hide these proteins from the immune system, thereby shielding them from being neutralized or causing severe adverse effects, such as anaphylaxis. We expect these cellular shielding RCT product candidates will provide well‑tolerated and predictable therapeutic benefits, which may enable their chronic use and adoption as the preferred treatment option for a number of rare diseases.

•Convenient dosing regimen:  Based on RBCs’ approximate circulation time of 120 days, we expect our RCT product candidates will have substantially longer half‑lives in patients compared to current treatments, many of which require a daily or weekly treatment regimen. This expected extended in vivo half‑life would allow for a more convenient dosing regimen of monthly to quarterly infusions, which may drive higher compliance with therapy and improve real‑life efficacy.

Our initial RCT product candidates in rare diseases include RTX‑134 for the treatment of PKU. In March 2019, the FDA cleared our IND for RTX‑134 for the treatment of PKU. We expect to begin enrolling patients for the Phase 1b clinical trial of RTX-134 during the second quarter of 2019, with initial data expected during the second half of 2019. We anticipate RTX‑134 will be followed by several additional programs including RTX-Uricase for the treatment of chronic refractory gout and RTX-CBS for the treatment of homocystinuria.

Cancer

We believe that RCTs will have broad therapeutic applicability across a range of both solid and hematological cancers. Beyond standard chemotherapy and radiotherapy treatments that have historically been the mainstay of care, a growing number of small molecule, antibody, nanoparticle and cellular therapies are now being applied to the treatment of cancer. While extraordinary lifespan and quality of life gains have been made, many treatments fail to provide benefit to patients or the disease relapses over time due to cellular escape mechanisms that make specific tumors unresponsive to these treatments. RCTs may provide the following benefits to cancer patients:

•Immune activation via potent cell‑cell interaction:  Our RCT product candidates have been engineered to  broadly stimulate the adaptive and innate immune systems through T cell activation and NK cell activation, thereby stimulating these cells to attack and kill tumors. We have observed in vitro and in vivo that our RCT product candidates bind and activate multiple existing and emerging immuno‑oncology targets. Due to both the natural presentation and the high copy number of the expressed protein, which results in strong binding to cellular receptors, along with the ability to co‑express multiple proteins on the surface of each RCT, surface‑engineered RCTs may either (i) elicit potent immunostimulatory effects in immunogenic tumors characterized by higher mutation rates, T cell infiltration or checkpoint protein expression, or (ii) enable non‑immunogenic tumors to become immunogenic and then drive immunostimulatory effects.

•Antigen specific immune activation via cell surface antigen presenting:  Other RCT product candidates of ours have been engineered to express a tumor associated antigen, a co-stimulatory signal and a cytokine at the same time on the same cell. This represents a recapitulation of normal human immune biology and results in highly selective tumor cell killing and the generation and maintenance of T-cell memory.

•Tumor starvation:  We have developed RCT product candidates that express enzymes designed to deplete essential amino acids from the tumor microenvironment. This approach can starve a fast‑growing tumor of a metabolite that is essential for its growth and proliferation. This approach has shown potential in certain pediatric cancers although enzymes used for this approach are often highly immunogenic and poorly tolerated. We believe that shielding these enzymes from the immune system may reduce immunogenic side effects, prolong therapeutic exposure and thus lead to a more efficacious therapy.

•Tumor targeting and killing:  Our RCT product candidates have been generated with high copy numbers of tumor‑binding and tumor‑killing proteins on their surface. By virtue of the high copy number and presentation of these proteins via membrane attachment, we believe that these RCT product candidates will demonstrate high target binding strength on the surface of cancer cells to drive potent anti‑tumor responses. Selectively engaging immune cells in the vasculature may limit the on‑target/off‑tissue side effects seen with other immuno‑oncology therapies.

Our first RCT product candidate in cancer is RTX-240 (formerly RTX-212), which we expect to initially study in patients whose disease has progressed on checkpoint inhibitor therapy across a range of solid tumor types and in patients with acute myeloid leukemia following hematopoietic stem cell transplant. Additionally, we are advancing our second product, RTX-224, in a similar setting, but with the added benefit of potentially addressing patient sub-populations with non-immunogenic tumors. Finally, we are developing a number of RCTs that function as artificial antigen‑presenting cells. Our initial focus is for the treatment of HPV16+ expressing tumors, including head and neck and cervical cancer, among others. We plan to follow this with a range programs that could target viral antigens, cancer/testis, or CT,  antigens and neoantigens.

Autoimmune diseases

Our RCT product candidates have shown potential in preclinical studies for the treatment of autoimmune diseases. Available therapies for autoimmune diseases have significant limitations because these therapies are required to be administered on a chronic, lifelong basis. Many treatments fail to provide adequate benefit to patients, and many patients’ diseases will eventually progress despite continued therapy. Furthermore, these existing treatments are associated with side effects that include opportunistic infections, lymphoma and in some cases severe and even fatal infusion reactions. We believe RCTs can be designed to more specifically modulate complex counter‑regulatory immune responses and enable greater efficacy with lower toxicity, potentially providing treatments for a number of diseases with high unmet need. Specifically, RCTs may provide the following benefits to patients suffering from autoimmune diseases:

•Induction of peripheral tolerance:  We believe the processing of RCTs that express autoimmune disease‑causing antigens by specialized cells in the liver can induce tolerance and improve the signs and symptoms of autoimmune diseases. Our preclinical data suggests that RBCs are capable of inducing peripheral tolerance to RBC‑bound antigens, which is the ability to prevent these antigens from triggering dangerous responses to the body’s own tissues. We have observed the feasibility of this approach in preclinical studies in models of neurodegeneration and diabetes and believe that many proteins presented on RCTs should benefit from this tolerance induction. We believe our antigen-specific autoimmune RCT product candidates have the potential to be curative therapies for antigen‑induced autoimmune diseases, including Type 1 diabetes.

•Cytokine neutralization:  The high copy number and thereby high local density of a binding protein on the surface of an RCT enables efficient sequestration and neutralization of soluble targets in circulation. This may also limit off‑target effects by confining the binding protein to the vasculature through expression on the RCT cell surface. In preclinical studies, we have observed the ability of RCTs to bind cytokines and foreign proteins with high affinity and thereby neutralize their function. For example, we have observed the ability of an RCT that expresses an anti‑TNF‑alpha protein on its cell surface, to neutralize lethal doses of TNF‑alpha in preclinical studies.

•Antibody clearance:  High affinity capture of antibodies on RCTs could allow for effective neutralization and clearance of pathological antibodies for the potential treatment of autoimmune diseases, such as idiopathic thrombocytopenia. Clearance may be enhanced when surface binding is complemented with a surface‑expressed protease, resulting in the destruction of the pathological antibody. We have observed the ability of RCTs to bind to circulating antibodies both in vitro and in vivo. We have also co‑expressed antibody binders and proteases on the surface of RCTs and observed that they are active.

•Targeting and inhibiting immune cells:  We have engineered RCTs to induce the activation of certain immune regulatory cells, which in turn alter the body’s general immune repertoire and restore the system to a tolerogenic state.

We are currently assessing these RCT product candidates and expect to select our first clinical candidate for treatment of autoimmune diseases in 2019.

Our product candidate pipeline

We are building a broad and diverse pipeline of RCT product candidates in rare diseases, cancer and autoimmune diseases. In March 2019, the FDA cleared our IND for RTX‑134 for the treatment of PKU. We expect to begin enrolling patients for the Phase 1b clinical trial of RTX-134 during the second quarter of 2019, with initial data expected during the second half of 2019. We expect to file a total of four to five INDs by the end of 2020, with additional filings thereafter. Our first product candidates were selected based on: potential to address unmet medical needs; feasibility as determined by our preclinical research and development efforts; potential to rapidly achieve proof‑of‑concept based on easy‑to‑measure validated regulatory endpoints; and significant commercial potential.

An overview of our programs and their status is illustrated below:

Definitions: CBS—cystathionine beta synthase; OxOx—oxalate oxidase; αPD1—patients progressed on or refractory to anti‑programmed death receptor 1 monoclonal antibody; R/R AML—acute myeloid leukemia; HSCT—hematopoietic stem cell transplant; HPV+—Human papilloma virus positive; APC—antigen presenting cell

Rare diseases

Our initial rare disease programs target enzyme deficiencies with limited treatment options. Our RED PLATFORM allows us to explore a broader range of human, non‑human, engineered and combinations of enzymes with higher activity than those available to companies developing native or pegylated products. Clinical trials in rare disease indications are of a relatively short duration, of modest size and employ validated biomarkers that can be used to highlight initial efficacy and support product approval.

RTX‑134 for treatment of phenylketonuria

Indication / opportunity

PKU is caused by a deficiency of functional phenylalanine hydroxylase, or PAH, which is the enzyme that breaks down dietary phenylalanine, or Phe. Phe is an essential amino acid found in many foods including milk, eggs, meat and soybeans. Patients with PKU are unable to break down Phe and the resulting high levels of Phe can cause motor dysfunction, psychiatric disorders and irreversible brain damage.

Newborn screening programs, which were implemented in the 1960s and 1970s, are used throughout the developed world to identify children with PKU and, as a result, virtually all patients with PKU under the age of 40 have been diagnosed at birth. It has been estimated that the incidence of PKU in the United States is one in 12,707, which translates to approximately 300 cases per year with an overall prevalence of 15,000. It has also been estimated that the prevalence of PKU in the E.U. is 25,000. Worldwide, the estimated prevalence is more than 50,000. The clinical presentation of PKU ranges from mild to severe, with blood Phe levels measured to determine disease severity. In Classic PKU, Phe levels are 1,200 μmol/L or greater; in Moderate PKU, Phe levels range from 600 to 1,200 μmol/L; and in Mild PKU, Phe levels are below 600 μmol/L.

Patients with Classic PKU comprise approximately 40% of all PKU patients in the United States, are at the greatest health risk and are the most difficult to treat. Typical symptoms in children with Classic PKU include seizures, behavioral problems and delayed development. Without proper treatment, progressive motor dysfunction is inevitable. Studies have indicated that for each 300 μmol/L rise in average Phe for those aged five to eight years, patient’s IQ fell by four to six points. Adults with Classic PKU exhibit a range of symptoms, including deterioration in executive function (such as language, memory, learning), attention deficit issues, depression, anxiety, impaired affect and autistic features and Parkinsonian‑like tremors. These manifestations of the disease result in a profoundly impaired quality of life and an inability to comply with treatment, potentially resulting in further deterioration of executive function.

Patients with Moderate PKU represent approximately 20% of all PKU patients in the United States. They can often manage their disease by adhering to a tightly restricted, protein free diet. However, if the disease is not managed diligently, these patients remain at risk of intellectual disability and are likely to exhibit signs of neuropsychological disturbances. Patients with Mild PKU, who represent the remaining 40% of all U.S. PKU patients, are at a lower risk for impairments in executive function but may still benefit from treatment if Phe levels are above 120 μmol/L.

Our initial target patient population for RTX‑134 will be patients with Phe levels greater than or equal to 600 μ mol/L.

Limitations of current therapies

Treatment in the first decade of life is essential in realizing optimal clinical outcomes for PKU patients. The current mainstay of therapy for PKU is an extreme restriction of dietary Phe and requires that patients purchase expensive and unpalatable specially formulated medical foods. Since breast milk contains Phe, pediatric patients are started on a low Phe regimen at birth and plasma levels are monitored weekly until age five. In general, with great effort, parents are able to manage the diet of the youngest children with PKU and most are well controlled.

Target Phe levels in adolescence and adulthood are less clear but it is generally accepted in the United States that patients with Phe levels below 600 μmol/L are at lower risk of cognitive impairment over time. Guidelines suggest that dietary restrictions should continue indefinitely, however compliance tends to wane as patients age and enter school. Adolescents with PKU may find it challenging to comply with the extreme dietary restrictions that are required to control their Phe levels, and since they are undergoing active neural maturation they are particularly at risk of cognitive impairment. Only a minority of adult patients are well controlled based upon diet alone. Once dietary compliance falters, the odds that a patient will return to treatment becomes less likely over time. In addition, the long‑term outcome of extreme protein restriction in patients is not clear and there are clinical studies ongoing to assess the impact on bone and renal health.

Sapropterin dihydrochloride, or sapropterin, was the first therapy approved in the United States to treat PKU. Sapropterin is an oral synthetic version of BH4, a cofactor that is required for PAH activity. Administering this cofactor can be helpful for patients with existing but ineffective PAH. Clinical data, however, suggests that sapropterin is not fully effective in lowering high serum levels of Phe back to normal levels and it must be used in conjunction with a low Phe diet. Sapropterin is used in fewer than 15% of PKU patients, in part due to lack of efficacy in patients with more severe Classic PKU.

Phenylalanine ammonia lyase, or PAL, is a naturally occurring enzyme that is primarily found in some plants and fungi and which converts Phe to ammonia and trans‑cinnamic acid, or TCA. TCA is subsequently converted to hippuric acid in the liver and cleared from the body through urinary excretion. Although administration of PAL has been shown to reduce Phe levels in preclinical studies and clinical trials of PKU patients, it has also been found to be highly immunogenic.

Pegvaliase, a pegylated version of PAL, was approved in May 2018 by the FDA to reduce blood phenylalanine concentrations in adult patients with phenylketonuria who have uncontrolled blood phenylalanine concentrations greater than 600 micromol per liter on existing management. However, in its registrational trials, neutralizing antibodies were detected in 249 out of 284, or 88%, of the patients and many of the patients that participated in the first phase (PRISM 1) failed to reach the target of a 20% reduction in Phe, which was the entry criteria for the placebo‑controlled phase (PRISM 2). In addition, pegvaliase caused hypersensitivity reactions and anaphylaxis, which necessitated an extended tolerization schedule resulting in months of delay to reach a therapeutic dose. The drug’s black box warning label indicates that the first injection should be administered under the supervision of a healthcare provider equipped to manage anaphylaxis, and then should be administered as a daily subcutaneous injection, which makes compliance with the treatment regimen difficult, particularly as patients go through this extended tolerization period. Physicians are instructed, per the black box warning label, to prescribe auto‑injectable epinephrine, and patients are instructed to carry one at all times while on therapy.

Pegvaliase is priced at $488 per 20 mg/ml syringe wholesale acquisition cost, and BioMarin Pharmaceutical, Inc. expects that, when taking compliance and discounts into account, the cost per patient per year is expected to be $192,000. Even in the absence of pegvaliase treatment, the cost of care for PKU patients can add up to more than $100,000 per year, which can include costs for medical foods and current therapies. Additional inpatient mental health and residential medical facility care for patients can cost between $60,000 and $200,000 per year depending on the patient’s level of intellectual and functional disability. These are only the most significant direct costs and do not include the indirect economic impact of an impaired ability to work or maintain meaningful employment.

Overall, treatment options for the majority of Classic and Moderate PKU patients are limited. We believe that an RCT product candidate that expresses PAL has the potential to overcome the limitations of existing therapies and offer relief to patients suffering from PKU.

Product candidate description and preclinical data

RTX‑134 is an RCT product candidate that we have genetically engineered to express PAL in the cytosol of the RCT. We expect RTX‑134 will reduce Phe to clinically meaningful levels through infrequent, low volume intravenous infusions. We plan to apply for orphan drug designation for RTX‑134.

In preclinical studies, we have observed that PAL is highly active when expressed in the cytosol of RTX‑134 as measured both by reduction in Phe and concomitant generation of TCA. We have also observed that Phe uptake into RTX‑134 is not rate limiting for its activity.

In Vitro Reduction of High Levels of Phe and Concomitant Generation of TCA by RTX‑134 in Human Serum

In preclinical mouse studies, we observed that PAL expressing murine RCTs, or mRCT‑GFP‑PAL, have a circulation time of approximately 50 days, which is equivalent to the normal circulating time of mouse RBCs. Based upon this finding, we expect RTX‑134 to have an approximate circulating time of up to 120 days in PKU patients, the normal circulating time of human RBCs.

Circulation Time of mRCT‑GFP‑PAL

Based on available clinical data from PKU patients and our preclinical data, we have developed a pharmacodynamic model for RTX‑134 to project the RTX‑134 starting dose in the first clinical trial in PKU patients.

Pharmacodynamic Model Informs PAL Activity Target for RTX‑134

Clinical development

In March 2019, we announced that the FDA cleared our IND for RTX-134 for the treatment of PKU.  We expect to begin enrolling patients for the Phase 1b clinical trial of RTX-134 during the second quarter of 2019, with initial data expected during the second half of 2019. The clinical objectives associated with our initial Phase 1b trial of RTX-134 are preliminary safety; longevity of cells in circulation; production of trans-cinnamic acid, a biomarker of RTX-134’s mechanism of action; and preliminary dose and schedule.

Following FDA review of the data from the Phase 1b trial, we plan to investigate multi-dose administration of RTX-134 to further evaluate safety and magnitude of Phe reduction which is a measure of efficacy in PKU trials. Assuming favorable results from the planned multi-dose administration phase of the trial, we expect to advance RTX‑134 to a registrational trial and to begin a pediatric trial.

RTX-Uricase for treatment of chronic refractory gout

Indication / opportunity

Gout is a metabolic and inflammatory disease often affecting middle‑aged to elderly men and postmenopausal women. After years of repetitive attacks, patients develop chronic refractory gout, which is characterized by the buildup of tophi, or deposits of uric acid crystals in the joints, kidney and heart. Tophi can lead to the development of chronic arthritis and an increased risk of developing kidney stones, chronic renal insufficiency and cardiovascular disease. Once patients reach this stage, they generally suffer multiple attacks every year.

The prevalence of gout increases with age and risk factors include insulin resistance, obesity, and a diet rich in meat and seafood. The number of patients diagnosed with gout in the United States is estimated to be approximately eight million and is increasing with population growth. In Europe, prevalence is equal or close to that in the United States at this time. Approximately 50,000 to 60,000 gout patients in the United States per year fail all therapy and are considered chronic refractory.

Limitations of current therapies

Patients who experience at least two attacks per year or present with tophi are considered candidates for uric acid‑lowering therapy. Three classes of therapies are currently approved for decreasing uric acid levels: xanthine oxidase inhibitors, uricosuric agents and uricase agents.

The first‑line standard of care for gout is xanthine oxidase inhibition, which blocks uric acid synthesis, and is an effective treatment option for many. For patients who require more control or who are contraindicated, the uricosuric agent, lesinurad, may be prescribed. Lesinurad is an oral inhibitor of URAT1, which is the transporter that mediates reuptake of uric acid from the proximal tubules of the kidney and drives renal elimination of uric acid. Lesinurad carries a black box warning associated with renal toxicity and is contraindicated in patients with renal impairment.

Chronic refractory patients are candidates for pegloticase, which converts uric acid into allantoin, which is then excreted via the kidneys. Pegloticase is the only currently approved uricase agent available for the treatment of chronic refractory gout. Pegloticase, while generally considered effective, has several shortcomings. It carries a black box warning for anaphylaxis and there have been serious cardiovascular events associated with pegloticase. Furthermore, its administration is inconvenient with patients having to undergo a four‑hour premedication/infusion process once every two weeks.

The economic burden of chronic refractory gout is driven by a combination of emergency room visits, bedridden days and recurring loss of economic productivity. Over time, the progression of the disease may result in long‑term disability. Beyond these costs, patients with recurring attacks and higher serum uric acid levels also suffer high rates of hypertension, renal impairment, chronic kidney disease, dyslipidemia and ischemic heart disease.

Overall, treatment options for the majority of the chronic refractory gout patients are limited. We believe that an RCT product candidate that expresses uricase has the potential to overcome the limitations of existing therapies and offer relief from debilitating pain to the tens of thousands of patients suffering from chronic refractory gout. Based on the expected tolerability profile, RTX-Uricase may also have applications in a broader chronic gout population as prior lines of therapy carry black box safety warnings.

Product candidate description and preclinical data

RTX-Uricase is an RCT product candidate that we have genetically engineered to express hundreds of thousands of copies of uricase along with a uric acid transporter that ensures optimal uptake of uric acid into the cell. We expect that RTX-Uricase will augment a patient’s ability to clear uric acid, meaningfully reduce uric acid levels in the blood, and reduce the frequency of painful attacks and number of tophi. We also believe that the shielding of uricase in our RCT will avoid the safety concerns associated with the administration of pegloticase. We anticipate that RTX-Uricase will require monthly or less frequent dosing with low volume intravenous infusions. We plan to file for orphan drug designation given the small, well‑defined patient population and the unmet need.

Similar to the clinical candidate development approach that we used for RTX‑134, we have developed a pharmacodynamic model for RTX-Uricase and have determined the target uricase activity needed to achieve clinically meaningful reductions in uric acid. As part of our lead development and optimization process, we have demonstrated that RCTs expressing uricase and a transporter meet the targeted expression and activity levels and have demonstrated co‑expression of uricase and a transporter for RTX-Uricase.

Clinical development

We plan to study RTX-Uricase in patients with chronic refractory gout to determine the safety profile, appropriate RTX-Uricase dose and dosing interval needed to achieve serum uric acid of less than 6 mg/dL. At uric acid levels below 6 mg/dL, uric acid crystals do not form and crystals already formed begin to dissolve. This target goal for demonstrating efficacy in chronic treatment refractory gout patients has been accepted by the FDA and the EMA and was the basis for approval of pegloticase.

RTX‑CBS for treatment of homocystinuria

Indication / opportunity

Homocystinuria refers to a group of enzyme deficiency disorders that result in elevated levels of circulating homocysteine, or Hcy, and its metabolites. The majority of homocystinuria patients suffer mutations of a gene that regulates the production of the enzyme known as cystathionine beta‑synthase, or CBS, which is required for the conversion of Hcy to cystathionine.

Homocysteine is a highly reactive amino acid that can cause lipid peroxidation and DNA damage, cellular metabolic disruption, programmed cell death and immune activation, which all contribute to atherogenesis, or the formation of abnormal plaques in the inner lining of blood vessels. Elevated levels of homocysteine result in a wide range of deforming and debilitating symptoms. By age three, failure to thrive is generally apparent and partial dislocation of the lens of the eyes and severe myopia are common. Without treatment, children may suffer from progressive and severe neurodegeneration. In addition, many of these children will develop psychiatric disturbances and experience seizures. A failure to effectively treat patients over time can also result in aberrant musculoskeletal development, including Marfanoid features, characterized by abnormally long limbs and digits and scoliosis, or spinal curvature. Patients with homocystinuria suffer from extreme hypertension and are at an elevated risk for the development of thromboembolisms. If untreated, approximately 50% of patients will have a thromboembolic event and the overall mortality rate is approximately 20% by age 30.

The signs and symptoms of homocystinuria typically develop within the first year of life, but some mildly affected patients may not develop symptoms until later in life, particularly because this is a progressive disorder. Patient population estimates range widely, but the National Organization for Rare Disorders suggests a worldwide prevalence of 1:344,000, which when applied to the combined U.S. and E.U. population of 830 million would suggest an initial treatment market of approximately 2,400 diagnosed patients in these regions. However, this is potentially an underrepresentation of the true population size as the literature suggests that current newborn screening tests may not be adequately sensitive or specific. This suggestion is further reinforced by the fact that patients may present with thromboembolism later in life, without a prior diagnosis. Finally, studies based on genotyping rather than clinical diagnosis conducted in Europe suggest a much higher prevalence of potentially asymptomatic patients. The burden and cost of care for homocystinuria is high as the major clinical manifestations of the disease include mental retardation, dislocation of the optic lens, skeletal deformity and potentially fatal thromboembolic crises.

Limitations of current therapies

The general therapeutic goal for homocystinuria is to reduce serum and cellular Hcy accumulation and thus limit the development of existing symptoms and prevent the onset of new symptoms. Early diagnosis, treatment and aggressive diet restriction have been shown to slow the progression of disease as well as to reverse some of the symptoms. Treatment practice varies widely and compliance with diet drops with age. High‑dose pyridoxine, or vitamin B6, is a treatment capable of relieving some clinical symptoms of disease for approximately half of all homocystinuria patients. Even for those for whom it is effective, though, it carries the significant limitations of requiring a moderately restrictive diet and the risk of overdosing. Meanwhile, patients who do not respond to vitamin B6 treatment remain subjected to a stringent protein restricted diet along with a methionine‑free amino acid formulation supplement, which they are often not able to maintain.

An oral betaine anhydrous solution is the only approved drug for homocystinuria. Physicians’ use of betaine varies widely in practice and there is preclinical data to suggest that patients become non‑responsive to betaine supplementation resulting in waning efficacy over time.

Overall, treatment options for most patients with homocystinuria are limited. We believe that an RCT product candidate that expresses CBS has the potential to overcome the limitations of existing therapies and offer relief to patients diagnosed with homocystinuria and ultimately reduce the risk of thromboembolisms and cardiac events in those patients that present without symptoms.

Product candidate description and review of preclinical data

RTX‑CBS is an RCT product candidate that we have genetically engineered to express hundreds of thousands of copies of CBS in the cytosol of the cell. We expect RTX‑CBS will replace the patient’s missing or ineffective enzymes and rapidly drop total plasma homocysteine, or tHcy, levels to clinically meaningful targets through infrequent, low volume intravenous infusions.

Similar to RTX‑134 and RTX-Uricase, we have established a pharmacodynamic model to determine the target CBS activity required for clinical activity and to project clinical dose levels and frequency. Enzyme expression refinement in RTX‑CBS is still ongoing and we are characterizing the transport of Hcy and serine into RTX‑CBS and secretion of cystathionine out of the cell to determine whether or not co‑expression of a transporter may be required.

Clinical development

Our target indication for RTX‑CBS will be the treatment of patients suffering from symptomatic homocystinuria who are unresponsive to vitamin B6 therapy. Pending confirmation by the FDA, we expect that reduction in plasma tHcy levels to be below 50 μM will be an acceptable primary endpoint for our clinical trials. We plan to evaluate RTX-CBS in patients with symptomatic homocystinuria based on genetic confirmation of CBS mutation and plasma tHcy equal or greater than 100 μM. In such evaluation, our goal is to determine the safety profile, appropriate dose and dosing interval of RTX‑CBS necessary to maintain plasma tHcy below clinical target levels. As the disease is primarily diagnosed in pediatric patients and can be lethal, we will explore the potential for obtaining a rare pediatric disease priority review voucher from the FDA.

Rare diseases discovery research

Our RED PLATFORM has generated RCT product candidates that shield immunogenic enzymes and express transporters on their surface. As a result, we believe that we can design RCTs to address many rare diseases where pathogenic metabolites build up. We are using the same RCT product candidate development approach as applied for RTX‑134, RTX-Uricase and RTX‑CBS to develop a portfolio of RCTs for treatment of a range of rare diseases. One example is RTX‑OxOx, which expresses oxalate oxidase for the treatment of second‑line hyperoxaluria, a condition characterized by recurrent kidney and bladder stones, which can result in end stage renal disease in severe cases.

Cancer

We believe that RCTs will have broad therapeutic applicability across a range of both solid and hematological cancers and are developing a pipeline of RCTs that target T cells, NK cells, dendritic cells, tumor cells, or combinations thereof.

Our lead product candidates for the treatment of cancer are RTX-240 (formerly RTX-212) and RTX-224. RTX-240 is a RCT that co-expresses both 4‑1BBL and IL‑15TP, a fusion of IL‑15 and IL‑15 receptor alpha, which synergizes with 4‑1BBL to activate and expand both T cells and NK cells. We expect to file an IND for RTX-240 by early 2020. RTX-224 is a combination RCT expressing both 4‑1BBL and IL‑12. IL-12 drives the proliferation of CD8+ and CD4+ T cells, as well as NK cells. In addition, the IL-12 cytokine is known to drive antigen presentation and inhibit angiogenesis. We believe that both product candidates provide potentially transformative and differentiated approaches to treating patients with solid or hematological tumors whose disease responds to immunotherapies, including CAR-T, as well as tumors that are or have become resistant or refractory to immunotherapies, including checkpoint inhibitors. We expect to initially study RTX-240 in patients whose disease has  progressed on checkpoint inhibitor therapy across a range of solid tumor types and in patients with acute myeloid leukemia following a hematopoietic stem cell transplant. We expect to study RTX-224 in patients with a range of both immunologically active and immunologically inactive solid tumors.

Additionally, we are advancing RCTs that function as artificial antigen presenting cells, or RTX-aAPCs. Our initial focus is on displaying tumor antigens fused to major histocompatibility complex class I, or MHC I, on the surface of RCTs that also express a costimulatory signal, such as 4‑1BBL and a cytokine such as IL-12 or IL-15. We expect to study one or more of these RTX‑aAPCs in patients with tumors that express these antigens. Our lead aAPC program targets HPV+ tumors, of which head and neck and cervical cancer are the most common.  Treatment options for HPV16+ refractory and relapsing disease, including head and neck, and cervical cancer are limited, and our goal is to be able to offer patients a potent and highly specific immune stimulation.

We are also exploring tumor‑targeted RCTs that co‑express 4‑1BBL and single‑chain variable fragments, or scFvs, that bind to tumor antigens. We expect tumor‑targeted RTX‑4‑1BBL to provide a potent, selective and potentially safe treatment for hematological tumors either as a monotherapy or in combination with existing adoptive cell therapies or checkpoint inhibitors.

RTX-240 and RTX-224

Each of RTX-240 and RTX-224 have been engineered to act as combination therapies that stimulate both the adaptive and innate arms of the immune system. We believe this synergistic activity has the potential to provide the following therapeutic benefits:

•Improved anti‑tumor activity through broad and sustained activation of the immune system: Both RTX-240 and RTX-224 drive robust stimulation of both T cells and NK cells as 4‑1BBL and the cytokines (IL-15TP or IL-12)  are simultaneously presented in high copy numbers to these immune cells, thereby simulating a potent adaptive and innate immune response. We expect this to result in improved response rates, progression free survival, or PFS, and overall survival, either as monotherapy or in combination with existing immunomodulatory therapies, such as checkpoint inhibitors and CAR-T.

•Prevention of resistance to immunotherapy:  T cells recognize and kill cancer cells via MHC I. A recognized mechanism of tumor resistance to checkpoint inhibitors is loss of MHC I expression, which makes the cancer less susceptible to T cell mediated killing. However, loss of MHC I makes the tumor susceptible to recognition and killing by the NK cells that have been expanded and activated by RTX-240. We, therefore, expect that RTX-240 used either alone or in combination with immunotherapies will prevent the emergence of resistance to T cell mediated killing through potent NK cell activation and expansion.

•Efficacious in tumors that are resistant or refractory to immunotherapy:  We expect RTX-240 to provide therapeutic benefits to patients whose disease has progressed on checkpoint inhibitors. In these patients, we expect that RTX-240 will promote tumor killing through NK cell and T cell activation and expansion. The addition of IL-12 to 4-1BBL, in the case of RTX-224, is expected to drive the upregulation of T cell and NK cell activity, as well as angiogenesis inhibition and antigen presentation. The latter is important when addressing tumors that do not respond to existing immunotherapies.

•Tolerability:  We expect RTX-240 and RTX-224 to be confined to the vasculature, spleen and liver and, in some cases of  leaky neo‑vasculature, the tumor itself. We believe this makes these product candidates less likely to trigger on‑target/off‑tissue effects. Direct systemic administration of cytokines, including IL‑15, IL-12 and other interleukins, is currently limited by safety and tolerability concerns, which result in a narrower therapeutic window.

RTX-240 and RTX-224 for the treatment of solid tumors

Current therapies and their limitations

Checkpoint inhibitors, such as anti‑programmed death receptor‑1 antibodies, or anti‑PD‑1 antibodies, act by inhibiting tumor suppression of the adaptive immune system in cancer patients and have significantly extended survival in multiple solid tumor types, particularly in patients with advanced cancers. The vast potential of checkpoint inhibitors is highlighted by market projections that estimate sales for this class of drugs could reach $50 billion in 2024. Despite the encouraging efficacy of checkpoint inhibition for some patients, overall response rates remain relatively low and range, on average, from 25% to 50%. Unfortunately, even when patients do respond, many still progress within six to 12 months depending on the cancer and the therapeutic intervention. Clinicians and biopharmaceutical companies are increasingly evaluating combination therapies to improve response rates and to expand the size of the treatable population.

Preclinical data for RTX‑4‑1BBL

We have observed that RTX‑4‑1BBL, which expresses 4‑1BBL on the cell surface, drives potent T cell activation as measured by a standard in vitro assay in which intracellular signaling of NFkB, a protein complex that controls immune system responses, is measured using Jurkat cells, a human T cell line. As presented in the following chart, we observed activation up to 15‑fold more potent than the activation generated by the agonistic anti‑4‑1BB monoclonal antibody, utomilumab, which others have tested in cancer patients. We used RCT‑CTRL, a cultured red cell that does not express an active protein, as a negative control. Furthermore, we observed in this in vitro assay that increasing the copy number of the 4‑1BBL protein on RTX‑4‑1BBL results in a clear dose‑response for immune activation. We have therefore engineered the expression of 4‑1BBL on our RCT product candidates to maximize T cell activation.

NFkB Activation by RTX‑4‑1BBL in Jurkat Cells

We observed that RTX‑4‑1BBL stimulates primary CD8+ and CD4+ T cells to proliferate and become activated, as measured by the production of two cytokines released by activated T cells that are central to the human immune response, interferon gamma (IFNγ) and tumor necrosis factor alpha (TNFα). RTX‑4‑1BBL stimulated a four to six‑fold and two to three‑fold increase in CD8+ and CD4+ T cells, respectively, and up to a three‑fold increase in IFNγ and TNFα production. In contrast, utomilumab alone did not stimulate any measurable proliferation and only minimal activation of T cells when compared to RCT‑CTRL. We believe that the potent T cell stimulating activity of RTX‑4‑1BBL is due to high expression of 4‑1BBL on the cell surface in its natural, trimeric conformation, simulating the immune synapse that is formed between APCs and T cells.

In Vitro Proliferation and Activation of Primary CD8+ and CD4+ T Cells by RTX‑4‑1BBL

In preclinical mouse studies, we have observed that a murine version of RTX‑4‑1BBL, or mRCT‑4‑1BBL, drove potent stimulation of CD8+ T cells and key subpopulations of CD8+ T cells, such as proliferating CD8+ memory T cells, CD8+ effector T cells and Granzyme B+ CD8+ T cells, which are important for improved and sustained clinical response rates in cancer patients. The data presented in the following charts suggests that mRCT‑4‑1BBL is sufficient to stimulate close to maximal T cell activation and proliferation because the mRCT‑4‑1BBL drove similar levels of activation and proliferation of CD8+ T cells in vivo as a 25‑fold higher dose of 3H3, an anti‑mouse 4‑1BB agonistic monoclonal antibody (α4‑1BB mAb). The negative controls phosphate buffered saline, or PBS, and a murine control RCT that does not express an active protein, or mRCT‑CTRL, did not stimulate in vivo proliferation of CD8+ T cells. We believe this data supports our belief that high expression of 4‑1BBL on the cell surface in its natural, trimeric conformation, drives RTX‑4‑1BBL’s potent T cell stimulating activity.

In Vivo Proliferation of CD8+ T cells and Subsets Thereof by mRCT‑4‑1BBL

In a mouse model of liver toxicity, we observed favorable tolerability of mRCT‑4‑1BBL. Levels of the liver enzymes aspartate transaminase, or AST, and alanine transaminase, or ALT, were not significantly elevated following administration of mRCT‑4‑1BBL, as compared to administration of a mRCT‑CTRL. In contrast, we observed significant elevations of the liver enzymes after administration of α4‑1BB mAb. This indicates that the potent stimulation of CD8+ T cells we observed in vivo with mRCT‑4‑1BBL was not accompanied by the liver toxicities that have been associated with administration of other anti‑4‑1BB agonists.

Liver Toxicity in Mice of mRCT‑4‑1BBL Compared to α4‑1BB Agonist mAb

Preclinical data for RTX 240

RTX-240 co‑expresses  4‑1BBL and IL‑15TP on the cell surface to stimulate both an adaptive and innate immune response.

Using the Jurkat human T cell line, we observed potent T cell activation with RTX-240, as shown in the following chart. Importantly, we showed that the same level of T cell activation was not induced by molar equivalent doses of utomilumab. As expected, the control RCT, or RTX‑CTRL, was also inactive.

NFkB Activation by RTX-240 in Jurkat Cells

Additionally, we have observed in vitro that RTX-240 can potently expand CD8+ T cells, NK cells and key subsets of these cells to a substantially greater extent than RTX‑4‑1BBL or RTX‑IL‑15TP alone, as shown in the following charts. In the absence of T cell stimulation with an anti‑CD3 antibody, we observed a synergistic effect from the combination of the 4‑1BBL and IL‑15TP co‑expressed on RTX-240 in expanding both CD8+ memory (2.5 fold) and NK cells by approximately 10-15 fold. This was substantially higher than utomilumab, rhIL‑15, and a combination of utomilumab and rhIL‑15.

In Vitro Proliferation and Activation of CD8+ Memory Cells and NK Cells by RTX‑240

In a mouse model of liver toxicity, we observed no evidence of toxicity with mRCT‑240. Levels of aspartate transaminase, or AST, and alanine transaminase, or ALT, were not significantly elevated following administration of mRCT‑240, as compared to administration of mRCT‑CTRL. In contrast, we observed significant transaminase elevations after administration of α4‑1BB mAb. Liver infiltration with macrophages and CD8+ T cells are considered to be critical to 4‑1BBL‑induced liver toxicity. As expected, we observed increased liver infiltration with all of these cell populations following treatment with 4‑1BB agonist antibodies. There was no increased liver infiltration with any of these cell populations following mRCT‑240 treatment.

Liver Toxicity in Mice of mRCT‑240 Compared to α4‑1BB Agonist mAb

4‑1BB agonistic antibodies are believed to cause liver toxicity through a multi‑step process that begins with activation of bone marrow‑derived monocytes, which subsequently infiltrate the liver, activating Kupffer cells and then CD8+ cells. Our data suggest that mRCT-240 does not stimulate the bone marrow derived monocytes, consistent with the hypothesis that activation occurs in the bone marrow, which has limited exposure to mRCT-240.

Our in vivo studies of a murine surrogate of RTX-240, mRCT-240, administered intravenously, or i.v., in a B16F10 lung metastasis mouse model provide further evidence in support of RTX-240. In this model, tumor cells were injected intravenously to establish metastases in the lung and then mice were treated with mRCT-240 alone or in combination with an anti‑PD‑1 antibody. mRCT-240 administered i.v. as a monotherapy reduced tumor burden in mice compared to those treated with mRCT‑CTRL, mRCT‑4‑1BBL and mRCT‑IL‑15TP (left chart below), thereby indicating the potential synergy that may be achieved by expressing both 4‑1‑BBL and IL‑15TP on the cell surface of mRCT-240. The tumor burden reduction that was observed after administration of α4‑1BB mAb was not significantly different from mRCT-240. However, the observed effect of α4‑1BB mAb was at the same dose level that generated hepatotoxicity in mice. As mRCT-240 did not generate liver toxicity in mice, we believe that mRCT-240, if successfully developed and approved, may have an improved therapeutic index, or improved risk‑benefit, over agonistic 4‑1BB antibodies in cancer patients. In a separate study mRCT-240 administered i.v. in combination with the anti‑PD‑1 antibody significantly reduced tumor burden in mice compared to those treated with the negative control mRCT‑CTRL, as well as the anti‑PD‑1 antibody alone (right chart below).

Activity of mRCT-240 in a B16F10 Lung Metastasis Mouse Model

Additionally, mRCT‑240 administered i.v. as a monotherapy or in combination with an anti‑PD‑1 antibody reduced tumor burden in a CT26 colon cancer mouse model. Treatment with the combination of mRCT‑240 plus anti‑PD‑1 resulted in a higher number of mice with stable disease or tumor regression compared to mRCT‑240 or anti‑PD‑1 treatment alone. The anti‑tumor activity that was observed after administration of α4‑1BB mAb at the same dose level that generated hepatotoxicity in mice was not significantly different from mRCT‑240. As mRCT‑240 did not generate liver toxicity in mice, we believe that mRCT‑240, if successfully developed and approved, may have an improved therapeutic index, or improved risk‑benefit, over agonistic 4‑1BB antibodies in cancer patients.

Activity of mRCT-240 in a CT26 Colon Cancer Mouse Model

In summary, we have observed that the combination of 4‑1BBL and IL‑15TP on RTX-240 induces potent expansion and activation of CD8+ T cells, NK cells, and key subsets of these cells. In addition, these RTX-240‑mediated effects were much higher than those obtained with utomilumab, rhIL‑15, and a combination of utomilumab and rhIL‑15, suggesting the synergy of the combination on RTX-240 for expanding key cell types from both the adaptive and innate arms of the immune system. This potent activity translated into efficacy of mRCT-240 administered in in vivo cancer models of lung metastasis and colon cancer both as a monotherapy and in combination with an anti‑PD‑1 antibody. mRCT-240 did not generate hepatotoxicity in mice while an agonistic 4‑1BB mAb did. As a result, we believe that co‑expression of 4‑1BBL and IL‑15TP on RTX-240, and the sequestration of RTX-240 in the vasculature has the potential to drive potent anti‑tumor activity with an advantageous tolerability profile. We therefore believe that the ability of RTX-240 to stimulate both the innate and adaptive immune systems will translate into therapeutic benefits for patients with solid and hematological cancers.

Clinical development

While checkpoint inhibitors have revolutionized cancer treatment, their limitations are becoming increasingly evident. Responses are confined to certain tumor types and only a limited portion of patients are cured. Currently, the challenge in immunotherapy is to extend the efficacy of checkpoint inhibitors across more tumor types as well as increase the rate and duration of response. By stimulating both arms of the immune system, RTX-240 could be an ideal combination therapy for checkpoint inhibitors to both improve and extend responses.

The MHC complex is an important nexus in the immune system because it is the way T cells recognize and kill cancer cells but it also blocks the killing function of NK cells. A common means of resistance to checkpoint inhibitors is loss of MHC expression making the cancer invisible to T cells but as a result it becomes susceptible to NK cell dependent killing. Initial clinical development of RTX-240 will include patient populations which have progressed on checkpoint inhibitor therapy due to loss of MHC expression.

We are currently completing IND-enabling studies and plan to file an IND for RTX-240 for the treatment of solid tumors by early 2020.

We are planning to evaluate RTX-240 as monotherapy and in combination with an anti-PD1 antibody, including in patients whose disease has progressed on checkpoint inhibitor therapy.  We plan to identify and stratify patients whose disease has lost MHC expression.  Tumor types that may be included are melanoma, non‑small cell lung cancer, renal cell carcinoma, bladder cancer, and head and neck cancer among others. Success in this population could lead to pivotal studies and development in earlier lines of therapy.

RTX-240 for hematological cancer: relapsing or refractory acute myeloid leukemia, post‑HSCT

Current therapies and their limitations

Acute myeloid leukemia, or AML, is characterized by proliferation of myeloid blasts. They replace the bone marrow so that there is minimal production of platelets, red cells and neutrophils. It is primarily a disease of the elderly with a median age of diagnosis of 68. In 2017, there were more than 20,000 new cases of AML and more than 10,000 deaths caused by AML in the United States.

Standard first‑line AML treatment has been unchanged for over 40 years: a regimen of intensive induction and consolidation therapy. Although most patients respond, the majority relapse over time. Therefore, many younger patients with AML undergo hematopoietic stem cell transplant, or HSCT, which can be curative if the transplant is successful. In 2016, more than 3,500 AML patients underwent allogeneic‑HSCT in the United States and over 6,200 underwent the procedure in Europe.

Recently, additional therapies have been approved for treatment of AML, such as gemtuzumab ozogamicin, CPX‑351, and, for patients with specific mutations, midostaurin and enasidenib. Although these therapies improve response rates and enable more patients to bridge to transplant, overall survival rates remain low.

Clinical development

The effectiveness of allogeneic HSCT depends on both the killing of residual tumor by high dose chemotherapy and on graft versus leukemia effects. NK cells are a critical component of the graft versus leukemia effect. After bone marrow ablation and allogeneic transplantation, NK cells are the first lymphocyte population to recover, but their killing and cytokine‑secreting functions are limited when compared to the NK cells of healthy donors. The rate of return and function of NK cells are correlated with treatment outcome post‑allogeneic HSCT, so increasing the number and function of NK cells post‑allogeneic HSCT to stimulate the graft versus leukemia effect has the potential to increase survival in patients receiving allogeneic HSCT for treatment of AML. As discussed above, 4‑1BBL and IL‑15TP induce proliferation and maturation of NK cells, supporting the testing of RTX-240 in the post‑allogeneic HSCT setting.

We plan to evaluate RTX-240 in AML patients post‑allogeneic HSCT using the monotherapy dose determined in our initial Phase 1 trial of RTX-240 in solid tumors. Pending feedback from the FDA, we believe the primary endpoint will be relapse‑free survival.

Preclinical data for RTX-224

RTX-224,our second immunotherapy product candidate, has been shown to drive both T cell and NK cell activation and expansion by simultaneously and proximately co-expressing IL-12 and 4-1BBL.

Our in vivo studies of a murine surrogate of RTX-224, mRCT-224, administered subcutaneously in an MC38 colon cancer mouse model provide evidence in support of RTX-224’s immune activation and tumor control. In this model, tumor cells were injected to establish growing tumors and then mice were treated with a control mRBC alone, mRCT-224 alone, an anti-PD1 antibody in combination with mRBC-CTRL, or with mRCT-224 in combination with an anti‑PD‑1 antibody. mRCT-224 administered as a monotherapy reduced tumor burden in mice compared to those treated with mRBC‑CTRL with or without and anti-PD1 antibody. Tumor control was even more pronounced when mRCT-224 was combined with an anti-PD1 antibody. These studies support the potential of RTX-224 as a potent monotherapy or combination therapy.

Activity of mRCT-224 in an MC38 Colon Cancer Mouse Model

The potential of RTX-224 is further illustrated by the number of tumor regressions demonstrated in the same MC38 model. In this case, a regression is defined as a tumor volume below 50 cubic millimeters, as measured on day 11 post randomization.  mRCT-224 administered alone resulted in 5/11 tumor regressions, while mRCT-224 administered in combination with an anti-PD1 antibody resulted in 9/11 tumor regressions.

Activity As Measured by Tumor Regression of mRCT-224 in an MC38 Colon Cancer Mouse Model

We saw no evidence of toxicity with mRCT‑224. Levels of interferon gamma, or IFNg, and alanine transaminase, or ALT, were not significantly elevated following administration of mRCT‑224. In contrast, we observed significant interferon gamma and transaminase elevations after administration of recombinant human interleukin 12, or rhIL-12.

Liver Toxicity in Mice of mRCT‑224 Compared to rhIL-12

Histopathological examination of liver sections from RTX-224 treated mice reveal no macrophage infiltration or tissue inflammation. This is in stark contrast to control mice treated with the murine 4-1BB antibody, 3H3, where significant macrophage infiltration and tissue damage is evident. This difference between the treated and control groups was evident both with and without the co-administration of an anti-PD-1 antibody.

Liver Macrophage Infiltration and Fibrosis in Mice Associated with mRCT‑224 as Compared to rhIL-12

In summary, we have observed that the combination of 4‑1BBL and IL‑12 on RTX-224 induces efficacy in in vivo cancer models both as a monotherapy and in combination with an anti‑PD‑1 antibody. mRCT-224 did not generate hepatotoxicity in mice while the recombinant human cytokine IL-12 did. Nor did mRCT-224 generate liver damage, while a control 4-1BB antibody did. As a result, we believe that co‑expression of 4‑1BBL and IL‑12 on RTX-224, and the sequestration of RTX-224 in the vasculature has the potential to drive potent anti‑tumor activity with an advantageous tolerability profile. We therefore believe that the ability of RTX-224 to stimulate both the innate and adaptive immune systems will translate into therapeutic benefits for patients with solid tumors.

Clinical development

While checkpoint inhibitors have revolutionized cancer treatment, their limitations are becoming increasingly evident. Responses are confined to certain tumor types and only a limited portion of patients are cured. Currently, the challenge in immunotherapy is to extend the efficacy of checkpoint inhibitors across more tumor types as well as increase the rate and duration of response. By stimulating both arms of the immune system, RTX-224 could be an ideal combination therapy for checkpoint inhibitors to both improve and extend responses.

IL-12 is known to drive the proliferation of T cells and NK cells.  In turn, these activated T-cells drive antigen presentation.  This antigen presentation may enable us to target formerly non-immunogenic tumors by enhancing their immune signature.

We are planning to evaluate RX-224 in solid tumors as monotherapy and in combination with an anti-PD-1 antibody. We also plan to study RTX-224 in patients whose disease has progressed on checkpoint inhibitor therapy. Success in this population could lead to pivotal studies and development in earlier lines of therapy.

RCTs functioning as artificial antigen presenting cells (aAPCs)

We have created RCT product candidates that function as artificial APCs, or RTX‑aAPCs, with the potential to induce selective anti‑tumor killing by stimulating the immune system to target tumors in an antigen‑specific manner.

RCTs permit us to present a variety of proteins in their native state and RTX‑aAPCs take advantage of this as they co‑express an MHC that presents a tumor‑specific peptide, or signal 1, to the immune system together with a costimulatory protein, such as 4‑1BBL, or signal 2, that stimulates the adaptive immune system. When co-expressed and delivered simultaneously and proximately, signal 1+2 promotes T cell activation/initial proliferation and potentially memory. A third cytokine signal can also be added to increase T cell expansion further and support the maintenance of T cell memory.

The action of the construct described mimics the normal T cell‑APC interaction via the T cell receptor, or TCR, and has shown high levels of T cell expansion and activation in preclinical studies, as well as very specific tumor killing. CD8+ cytotoxic T cells respond to antigens in association with MHC I molecules, and CD4+ helper T cells respond to antigens in association with MHC II molecules. MHC I and MHC II tumor antigen presentation combined with potent co‑stimulation has the potential to generate sustained tumor‑specific killing. Our lead aAPC program targets HPV+ tumors, of which head and neck and cervical cancer are the most common.  Treatment options for refractory and relapsing disease are limited, and we expect to be able to offer patients a potent and highly specific immune stimulation.

RTX‑aAPCs Mimic the APC‑T Cell Interaction to Provide Antigen Specific Cancer Therapies

We have observed that murine RCT‑MHC I (ovalbumin) co‑expressed with 4‑1BBL on the cell surface, or mRCT‑aAPC (ova), activates ovalbumin‑specific T cells in vitro and in vivo, supporting the ability to potently and selectively expand and activate an antigen‑specific T cell in a dose dependent manner (increasing cell number per dose from right to left in the following charts) using our RCTs.

Activation of Ovalbumin‑Specific T Cells with mRCT‑aAPC (ova)

We have also observed that ovalbumin‑specific T cells, or OTI‑T cells, that are expanded and activated by mRCT‑aAPC (ova) selectively kill ovalbumin‑expressing tumor cells, or EG7.OVA cells, while the parental cells that do not express ovalbumin are not attacked and killed.

Activity of OT1‑T Cells Expanded With mRCT‑aAPC (ova)

Furthermore, we have observed in vivo in mice that mRCT‑aAPC (ova) specifically expand and activate OTI‑T cells in circulation and in the spleen. Importantly, we find that the majority of the OTI‑T cells display a central memory phenotype, which has been found to be a key population driving the effectiveness of T cell based therapies. In addition, a large proportion of these cells are found to traffic to lymph nodes, supporting their potential to effectively mobilize within the body and to the tumor to support a robust anti‑tumor response. In contrast, mRCT‑4‑1‑BBL without MHC I (ovalbumin) on the cell surface does not expand or activate OTI‑T cells, thereby indicating that mRCT‑aAPCs mimic the function of antigen presenting cells in vivo.

Proliferation of OT1‑T Cells Expanded With mRCT‑aAPC (ova) In The Lymph Node and Spleen

As noted above, OTI‑T cells, that are expanded and activated by mRCT‑aAPC (ova) selectively kill ovalbumin‑expressing tumor cells, or EG7.OVA cells.  In the experiment depicted below, following tumor cell inoculation, animals treated with three doses of mRCT-aAPC (ova) reduced tumor volume compared to those dosed with mRCT-CTRL. Control was maintained upon tumor cell re-challenge at day 35 by EG7.OVA and at day 85 by cells from the EL4 parental cell line, potentially implying the development of broad immunological memory.  Further, there was a statistically significant difference in survival between the treatment and control cohorts.

Activity of OT1‑T Cells Expanded With mRCT‑aAPC (ova)

The ability to significantly expand and activate a tumor specific T cell population to kill tumors in vivo shares characteristics with CAR‑T therapies which administer a tumor specific T cell population that can expand, sometimes uncontrollably, in the patient. By controlling the RTX‑aAPC dose, we believe that we can more effectively control the expansion of the tumor specific T cells and potentially the tolerability and effects of the therapy.

The potential applications of RTX‑aAPCs span both solid and hematological cancers and there are many known tumor antigens common to certain cancers that can be targeted for development. Over the mid‑term, patient specific antigens can be sequenced to create personalized therapies. We believe that this may provide a more reliable and scalable approach to personalized cellular therapy. In addition to a program in HPV 16+ tumors, we are exploring the use of known tumor antigens, such as EBV, NY‑ESO‑1 and MAGE‑A peptides, as well as tumor neo-antigens to deliver more accessible and effective treatments than standard vaccines or alternative neo‑antigen approaches.

Cancer discovery research

Our RED PLATFORM provides significant potential to develop and advance a broad portfolio of RCTs for treatment of cancer. In addition to the lead programs described above, we are evaluating RCT product candidates that target tumors by expressing proteins that bind specifically to known tumor antigens, such as CD19, BCMA CD33, CD38 and CD123. These tumor antigen targeting RCT product candidates can be designed to kill tumors directly, to increase the persistence of existing CAR-T and TCR based therapies, or to starve and thereby kill tumors by degrading metabolites that are critical for tumor proliferation. In addition, we are evaluating a range of combinations of co‑stimulatory ligands, such as OX40‑L, ICOS‑L and GITR‑L, and cytokines, such as IL‑7, IL‑18 and IL‑21. We believe that these approaches may provide therapeutic benefits to patients with solid or hematological cancers.

Autoimmune diseases

RCT product candidates for the induction of antigen‑specific tolerance

We have generated RCT product candidates that express antigens within the cell, on the cell surface, or as presented by major histocompatibility complex II, and we believe that this represents a powerful antigen‑presenting platform for the potential treatment of autoimmune diseases, such as Type 1 diabetes. We are also exploring antigen independent approaches that hold the potential to simulate specific regulatory cells which then target a range of autoreactive T cells.  We believe that if successful, this approach will allow us to address a wide range of autoimmune diseases.

We are currently assessing several tolerance inducing RCT product candidates and expect to select our first clinical candidate for treatment of autoimmune diseases in 2019. We anticipate that such product candidate will focus on an indication, such as pemphigus vulgaris, where treatment effects are easily measureable and proof-of-concept can be demonstrated in an efficient manner.

Current therapies and their limitations

Over the past two decades, considerable progress has been made in the treatment of a range of autoimmune disorders with many patients enjoying an improvement in quality of life as a result. Despite their success, current therapeutic approaches to autoimmune diseases are either generally or specifically immunosuppressive and expose patients to an increased risk of opportunistic infection and hematological cancers, as is the case with JAK inhibitors, anti‑TNF antibodies and anti‑CD20 targeted antibodies. In up to one third of cases, patients with autoimmune diseases fail to respond to treatment, and most responding patients ultimately lose response over time.

While the triggers of most autoimmune diseases remain unknown, it is generally understood that clinical disease is the result of a loss of tolerance to one’s own cells. The accepted model of disease assumes a genetic susceptibility triggered by an environmental event, which leads to a breakdown of T cell‑mediated immune suppression. In principle, restoration of peripheral tolerance should provide patients with a partial or complete cure.

A range of competitive approaches to peripheral tolerance restoration have been investigated over the last few decades. These include the oral administration and direct injection of a protein or peptide with or without immunosuppression, the creation of peptide bearing nanoparticles and the adoptive transfer of engineered regulatory T cells. Thus far, these approaches have not proven to be successful in late‑stage clinical trials, but the field continues to progress. Direct administration of peptides and nanoparticles suffer biodistribution, stability, presentation and orientation challenges which limit the effectiveness of cell‑cell signaling. To date, adoptive transfer approaches are all autologous and are hampered by some of the same handling and scalability issues that limit the application of other cellular therapies. By contrast, RCT breakdown by antigen presenting cells in the liver is thought to recapitulate the normal process of self / non‑self recognition training that would lead to tolerance induction. When compared with contemporary and historical approaches of tolerance induction, RCTs could represent a clinically meaningful step forward.

Preclinical data

In a commonly used preclinical mouse model of neurodegeneration, the experimental autoimmune encephalomyelitis model, or EAE model, we have observed induction of peripheral tolerance using a murine RCT displaying the model‑specific antigen associated with neuronal demyelination, the MOG 35‑55 peptide. In the experiment depicted below, murine RCT‑MOG, or mRCT‑MOG, and control mouse RBCs were administered to mice at a disease score of one. The mRCT‑MOG‑treated animals were brought back to an average disease score of zero, while control animals continued to progress to limited disability. More significantly, as depicted in the second experiment, following treatment with mRCT‑MOG and control mouse RBCs at a disease score of three, indicating that the animals were paralyzed, we observed a remarkable recovery curve following treatment with murine RCT‑MOG. In effect, mice exhibiting paralysis were made to walk again.

mRCT‑MOG Effect on Mice with Moderate EAE (Left) and Paralyzed EAE Mice (Right)

Upon examination of the histopathology, the difference in the damage to spinal cord tissue between the control and treated mice was notable. In addition, treatment with mRCT‑MOG cells was found to dramatically reduce the infiltration of pathogenic Th1 and Th17 CD4+ cells that have been shown to drive disease progression.

Effect of mRCT‑MOG on Th1 and Th17 Cells in the Spinal Cord in EAE Mice

In further preclinical studies in EAE mice, we observed that mouse RBCs and mRCT‑MOG cells are taken up by antigen presenting cells, such as dendritic cells (DC) and Kupffer cells within the liver, and that mRCT‑MOG upregulates PD‑L1, an immunosuppressive marker, on APCs, while control mouse RBCs do not. The above findings suggest that red blood cell uptake into APCs promotes an immunosuppressive phenotype that then drives the reduction in pathogenic Th1 and Th17 T cells in the spinal cord, thereby providing evidence for the mechanism of action for RCT‑driven tolerance induction.

Effect of mRCT‑MOG in Immunosuppressive on the Phenotype of APCs in EAE Mice

Beyond observations of therapeutic effects in this disease model, we have generated evidence of the development of immunologic memory following treatment with mRCT‑MOG, suggesting the possibility of a cure. Using the EAE animal model, mice were first treated with either mRCT‑MOG or control mouse RBCs on Days 5 and 17. Following a 40‑day washout period after which the administered mouse RBCs were no longer in circulation, the EAE mice were re‑challenged with MOG peptide to re‑stimulate an immune response. We observed a clear improvement in survival between the mRCT‑MOG treated group and the control group, indicating that RCT‑MOG treated animals maintained immunological memory which protected them from the re‑challenge.

Survival of Previously mRCT‑MOG Treated EAE Mice After a Second MOG Challenge

The ability of antigen‑presenting RBCs to drive tolerance induction in a preclinical model of Type 1 diabetes was recently demonstrated by our collaborators, Professors Hidde Ploegh and Harvey Lodish. In their study, NOD/ShiltJ mice, a strain genetically engineered to develop Type 1 diabetes after 10 to 13 weeks, were either treated with control RBCs or with RBCs that displayed a peptide consisting of the amino acids 9‑23 of insulin B‑chain on the cell surface. All mice receiving control RBCs became hyperglycemic while most mice receiving RBCs displaying the insulin peptide were protected from Type 1 diabetes onset and remained normoglycemic.

Overall, we and our collaborators have generated compelling preclinical evidence in support of applying antigen‑expressing RCT product candidates to induce antigen‑specific tolerance for the treatment of a range of autoimmune diseases.

Autoimmune disease discovery research

Beyond developing RCTs that express one or more antigens for the treatment in antigen‑induced autoimmune diseases, we are exploring the potential to apply RCT product candidates to stimulate specific populations of regulatory T cells directly and direct the immune system back to a more tolerogenic state. We have also created RCT constructs that clear lethal doses of TNF‑alpha and botulinum toxin from the bloodstream of mice, suggesting that RCTs may also provide therapeutic benefits to patients suffering from severe inflammatory diseases.

Manufacturing

We have industrialized the production of RCTs by developing and scaling up a manufacturing process by which hematopoietic progenitor cells are expanded, then genetically engineered and subsequently differentiated and matured into fully enucleated RCTs that express biotherapeutic proteins within the cell or on the cell surface. Our standard RCT manufacturing process includes the following steps:

(1)Donors are screened for infectious diseases according to regulatory guidelines and are typed for major blood group antigens. O negative blood donors are selected and administered granulocyte colony stimulating factor to mobilize their bone marrow.

(2)CD34+ hematopoietic precursor cells are isolated from universal donor blood, collected by apheresis and purified.

(3)These precursor cells are expanded and then transduced using a lentiviral vector encoding one or more chosen biotherapeutic proteins.

(4)The cells are then exposed to a defined media formulation to promote further expansion and differentiation until they differentiate and mature into enucleated reticulocytes. At this stage, the enucleated reticulocytes are RCTs that express one or more biotherapeutic proteins in the cytosol or on the cell surface.

(5)The RCTs are purified to separate the mature RCTs from nucleated erythroid precursor cells, formulated  and stored at 4°C or frozen.

A single donor will allow us to manufacture up to thousands of doses. With approximately 7% of the U.S. population having an O negative blood type, we believe that there is ample supply of CD34+ hematopoietic precursor cells needed to produce our RCTs. Additionally, due to the inherent properties of RBCs, RCTS can be manufactured in large bioreactors using our proprietary cell culture processes, which could result in the cost of goods sold being significantly lower than other cellular therapies.

The FDA has reviewed our RCT manufacturing process, including in‑process control parameters. Based on guidance from the FDA, we have established a path to production of current good manufacturing practices, or cGMP, grade product candidates for clinical use. We expect to be able to use the same or similar manufacturing processes for all our future RCT product candidates, which would enable us to bring RCTs into clinical development in an accelerated manner.

Based on our expertise in red cell biology and advice from leading hematologists and blood transfusion experts, we have developed RCT product release criteria to determine the purity, viability, red cell identity and potency of each RCT batch. These release criteria have been reviewed and accepted for clinical use by the FDA.

We are manufacturing RCTs in single use bioreactors, which enable us to control critical process parameters and thereby produce consistent RCTs that meet the established product release criteria. We currently use external suppliers for lentiviral vector production but have established an internal lentiviral vector production process. We are currently working to further increase yields and to scale into larger bioreactors.

In addition to the standard RCT manufacturing process, we have developed alternative proprietary processes for engineering hematopoietic precursor cells and maturing these into RCTs. These processes may be utilized in the production of future RCTs.

Suppliers and contract manufacturing organizations

We have entered into a clinical supply agreement with a contract manufacturing organization, or CMO, located in the United States to produce cGMP grade RTX‑134 for our initial clinical trials and have successfully transferred our manufacturing process to this CMO. We have secured options for additional manufacturing suites for cGMP production of the RCT product candidates that are projected to begin clinical trials in 2020. We anticipate that these arrangements will be sufficient for the manufacture of our product candidates until our planned manufacturing facility is established and operational.

We have also entered into agreements with a supplier of cGMP grade plasmids for lentiviral production as well as a supplier of lentiviral vector. We have secured cGMP lentiviral vector production slots that we believe will be sufficient to supply RTX‑134 drug product for our planned Phase 1b trial in PKU patients, and we are continually securing additional lentiviral production slots for the additional RCT product candidates that are projected to enter clinical trials.

Expanding our manufacturing capacity and supply chain

In 2018, we acquired a 135,000 square foot GMP manufacturing facility in Smithfield, Rhode Island. We are in the process of renovating and customizing this facility to contain multiple RCT GMP manufacturing suites and lentiviral vector GMP manufacturing suites. This will enable us to manufacture multiple RCTs as well as lentiviral vectors in a cGMP compliant manner for the clinical supply and, if approved, expand capacity for commercial supply of our RCT product candidates. We plan to utilize this facility to provide clinical supply for the pivotal trial of RTX‑134 and in parallel provide clinical supply for additional clinical trials with other RCT product candidates.

Intellectual property

We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know‑how relating to our proprietary technology and product candidates, continuing innovation and in‑licensing opportunities to develop, strengthen and maintain our proprietary position in the field of engineered red cell therapeutics. We additionally rely on data exclusivity, market exclusivity and patent term extensions when available and plan to seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and possess substantial know‑how and trade secrets relating to our proprietary product candidates, technology and platform, including related manufacturing processes and technology. As for our product candidates, platform, and the processes we develop and commercialize, in the normal course of business, we pursue, as appropriate, patent protection or trade secret protection relating to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. As of February 28, 2019, our patent portfolio consists of 26 patent families, including one owned U.S. issued patent, two allowed U.S. patent applications,  42 owned or in‑licensed U.S. pending patent applications (including provisional applications), and 70 owned or in‑licensed pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty, or PCT, applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our product candidates and certain aspects of our RED PLATFORM and our manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below.

Disease‑related intellectual property

The disease‑related patent rights in our intellectual property portfolio relate to pathological conditions and disorders and provide coverage for RCT product candidates to specifically address those conditions and the associated disease states. The disease‑related patent applications for our lead programs include those described below. Each of the disease‑related patent rights and applications described below are owned by us and are not licensed from any third party:

RTX‑134 for phenylketonuria

Our RTX‑134 program targets phenylketonuria, for which we have developed an RCT product candidate that expresses phenylalanine ammonia lyase, or PAL, an enzyme that metabolizes phenylalanine.

•This aspect of our patent portfolio relates to RCTs that express PAL, methods of treating diseases (e.g., phenylketonuria) that involve accumulation of phenylalanine and methods of making of RCTs that express PAL.

•As of February 28, 2019, the patent rights relating to this technology include one issued U.S. patent related to methods of treating phenylketonuria with RTX‑134, one allowed U.S. patent application related to methods of decreasing blood phenylalanine levels with RTX-134, two pending U.S. patent applications and seven pending international patent applications that have entered the National Stage (or the Seven National Stage Applications) related to RCT compositions of matter, methods of treating elevated phenylalanine levels and method of making

RTX‑134. We expect the issued patent and patent applications in this portfolio, if issued, to expire in 2034, excluding any patent term adjustments or extensions.

RTX-Uricase for chronic refractory gout

Our RTX-Uricase program targets chronic refractory gout, for which we have developed an RCT product candidate that expresses uricase, an enzyme that metabolizes uric acid, and a uric acid transporter.

•This aspect of our patent portfolio relates to RCTs that express uricase and other enzymes that degrade uric acid, methods of treating diseases, for example, chronic refractory gout, that involve accumulation of uric acid, and methods of making RCTs, including RTX-Uricase, that degrade uric acid.

•As of February 28, 2019, the patent rights relating to this technology includes five pending U.S. patent applications (including provisional patent applications), and seven pending international patent applications that have entered the National Stage (i.e., the Seven National Stage Applications) related to RCT compositions of matter, methods of treating chronic refractory gout and methods of making engineered erythroid cells that express enzymes that degrade uric acid. We expect the patent applications in this portfolio, if issued, to expire between 2034 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

RTX‑Cystathionine beta synthase (CBS) for homocystinuria

Our RTX‑CBS program targets homocystinuria, for which we have developed an RCT product candidate that expresses cystathionine beta synthase, an enzyme that metabolizes homocysteine.

•This aspect of our patent portfolio relates to RCTs that express CBS and other enzymes that reduce homocysteine levels, methods of treating homocystinuria, methods of reducing homocysteine levels and methods of making RCTs, including RTX‑CBS, that reduce homocysteine levels.

•As of February 28, 2019, the patent rights relating to this technology includes four pending U.S. patent applications (including provisional patent applications) and seven pending international patent applications that have entered the National Stage (i.e., the Seven National Stage Applications) related to RCT compositions of matter, methods of treating homocystinuria and methods of making engineered erythroid cells comprising enzymes that reduce homocysteine. We expect the patent applications in this portfolio, if issued, to expire between 2034 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

Additional rare disease intellectual property

In addition to our rare disease programs in PKU, chronic refractory gout and homocystinuria, our patent applications also relate to novel RCT compositions and their use for treating additional disorders that would benefit from enzyme replacement therapy, including disorders in carbohydrate metabolism, amino acid metabolism, organic acid metabolism, mitochondrial metabolism, fatty acid metabolism, purine‑pyrimidine metabolism, steroid metabolism, peroxisomal function and lysosomal storage.

We expect the patent applications in this portfolio, if issued, to expire in 2034 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

RTX-240 and RTX-224 for certain oncology indications

We have developed RTX-240, an RCT product candidate that co‑express 4‑1BBL and IL‑15TP (a fusion of the cytokine IL‑15 and IL‑15 receptor alpha), for the treatment of patients suffering from hematological or solid cancers that have lost response to conventional therapies, including anti‑PD‑1 therapies or other immune-oncology therapies, and prevent the emergence of resistance to checkpoint inhibitors and other immune-oncology therapies. We have developed RTX-224, an RCT product candidate that co‑express 4‑1BBL and IL‑12, for the treatment of patients suffering from hematological or solid cancers that have lost response to conventional therapies, have failed to qualify for or respond to or have lost response to immunotherapy, including anti‑PD‑1 therapies or other immune-oncology therapies, and to prevent the emergence of resistance to checkpoint inhibitors and other immune-oncology therapies.

•This aspect of our patent portfolio relates to RCTs that express 4‑1BBL, RCTs that express IL‑15 or IL‑15TP, RCTs that express IL-12, RCTs that co‑express 4‑1BBL and IL‑15TP, RCTs that co-express 4-1BBL and IL-12, methods of activating CD8+ T cells and NK cells, methods of treating cancer, methods of making RCTs that express 4‑1BBL and IL‑15TP, including RTX-240, and methods of making RCTs that express 4-1BBL and IL-12, including RTX-224.

•As of February 28, 2019, the patent rights relating to this technology includes nine pending U.S. patent applications (including provisional patent applications) and 12 pending international patent applications that have entered the National Stage related to RCT compositions of matter, methods of activating immune cells, methods of treatment and methods of making RTX-240 and RTX-224. We expect the patent applications in this portfolio, if issued, to expire between 2037 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

Additional oncology intellectual property

We own disease‑related patent applications directed to RCTs for use in oncology, including immuno‑oncology. These patent applications relate to RCT compositions that comprise a variety of agents, including anti‑tumor antibodies, tumor starvation enzymes, pro‑apoptotic proteins, costimulatory molecules, immune checkpoint inhibitors, tumor antigens, MHC molecules and numerous combinations thereof. These patent applications also cover the use of RCTs to treat cancer, including lung cancer, melanoma, renal cancer, bladder cancer, gastric cancer, squamous cell carcinoma, Hodgkin lymphoma, hepatocellular carcinoma, Merkel cell carcinoma, colorectal cancer and acute myeloid leukemia, as well as various relapsed or refractory cancers.

These disease‑related patent applications include patent applications directed to RCTs that function as artificial antigen‑presenting cells. These applications cover RCTs expressing combinations of MHC, antigen and a costimulatory molecule, methods of activating an antigen‑specific T cell and methods of treating cancer by inducing a tumor‑specific immune response.

We expect the patent applications in this portfolio, if issued, to expire between 2034 and 2038, without taking into account any patent term adjustments or extensions we may obtain.

Autoimmune disease intellectual property

We own disease‑related patent applications directed to RCTs for use in treating autoimmune diseases. These patent applications relate to RCT compositions having autoimmune antigens, anti‑cytokine antibodies, agents for cleaving autoimmune antibodies and numerous combinations thereof. The RCTs covered by these patent applications operate through various mechanisms, including through induction of tolerance to self‑antigens, clearance of autoimmune antibodies from the bloodstream, clearance of cytokines from the bloodstream and inactivation of autoimmune antibodies. The patent applications also cover the use of these RCTs to treat a number of diseases, such as pemphigus vulgaris, Type 1 diabetes, membranous nephropathy, autoimmune hepatitis, myasthenia gravis, celiac disease and neuromyelitis optica.

We expect the patent applications in this portfolio, if issued, to expire between 2035 and 2038, without taking into account any patent term adjustments or extensions we may obtain.

Cardio‑metabolic disorders intellectual property

We own a disease‑related PCT application directed to RCT compositions and their use in treating cardiac disorders and metabolic disorders, including diabetes, obesity heart failure, atherosclerosis and hemophilia. We expect that any national phase patent applications filed in connection with this PCT application, if issued, to expire in 2037, without taking into account any patent term adjustments or extensions we may obtain.

Infectious disease intellectual property

We own disease‑related patent applications directed to RCT compositions and their use in treating infectious diseases, such as a viral infection (e.g., cytomegalovirus or HIV) or a bacterial infection (e.g., bacteremia). We expect the patent applications in this portfolio, if issued, to expire between 2037 and 2039 without taking into account any patent term adjustments or extensions we may obtain.

Platform‑related intellectual property

In addition to the disease‑related intellectual property, our intellectual property portfolio also includes know‑how and patent applications directed to the RED PLATFORM and other technologies developed internally and exclusively in‑licensed from the Whitehead Institute for Biomedical Research, or WIBR, that relate to the engineering and culturing of RCTs. Exemplary platform technologies that are the subject of such patent applications include:

•methods related to the in vitro production of enucleated red blood cells;

•gene editing and transcriptional modulation systems for engineering RCTs;

•targeted lipid nanoparticle compositions and RNA delivery techniques;

•amplifiable nucleic acid constructs for optimizing protein production;

•methods for chemically conjugating biotherapeutic proteins to cell surfaces; and

•methods for increasing percent enucleation during RCT production.

These platform technologies, and our intellectual property protection related thereto, are broadly applicable to our RCT product candidates.

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including but not limited to Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel and Japan.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product‑by‑product basis, from country‑to‑country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory‑related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Trademark protection

As of February 28, 2019, our trademark portfolio contains approximately 38 registrations and pending applications. For the RUBIUS THERAPEUTICS mark, we have pending applications in the United States, Canada and Brazil, as well as an International Registration designating China, the E.U., India, Japan and Russia. Under this International Registration, the mark is pending in the E.U. and India, and registered in China, Japan and Russia. In addition, we have a U.S. trademark registration and a pending U.S. application for the RUBIUS mark. For the RCT mark, we have a pending U.S. application as well as an International Registration designating China, the E.U., India, and Japan. Under this

International Registration, the mark is pending in China and Japan, and registered in the E.U. and India. In addition, we have a pending application for this mark in Canada. We also have pending U.S. and Canadian applications for the RED CELL THERAPEUTICS mark as well as an International Registration designating China, the E.U., India, and Japan. Under this International Registration, the mark is registered in Japan and pending in the other countries. We have a U.S. trademark registration for the RED PLATFORM mark, as well as an International Registration designating China, the E.U., India, Japan and Russia. Under this International Registration, the mark is registered in China, the E.U. and Russia, and pending in India and Japan.  In addition, we have a pending application for this mark in Canada. Finally, we have pending U.S. applications for the RTX mark and the REALIZING THE POWER OF RED mark.

Trade secrets

We may also rely, in some circumstances, on trade secrets to protect our technology and aspects of our platform. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know‑how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk factors—Risks related to intellectual property.”

Licenses

In January 2016, we entered into an exclusive license with WIBR that grants us an exclusive, worldwide, sublicensable license under patent rights comprising two patent families to research, develop, make and commercialize products and processes covered by such patent rights for all uses, or the WIBR License. The WIBR License also includes an option to for us to exclusively negotiate with WIBR for a license to certain improvement technologies related to the licensed subject matter. The WIBR License was amended in December 2017 to grant us an exclusive license to the commercialization rights under a third patent family jointly owned by WIBR and Tufts University, or Tufts. The WIBR License was amended in July 2018 to grant us an exclusive license to the commercialization rights under a fourth patent family owned by WIBR. As of February 28, 2019, the patent portfolio licensed from WIBR consists of one allowed U.S. patent application, and a total of 13 pending U.S. and foreign patent applications. We expect these WIBR‑licensed patent applications, if issued, to expire between 2034 and 2038, without taking into account any patent term adjustments or extensions that may be obtained.

The patent rights licensed to us under the WIBR License are directed, in part, to the in vitro production of RBCs and the use of the enzyme sortase to conjugate a protein of interest to the cell surface. We have certain diligence obligations under the WIBR License, which include using commercially reasonable efforts to develop and commercialize any products under the patents and achieving certain milestones as further described in the WIBR License. Additionally, under certain circumstances, we may in the future be obligated to negotiate in good faith field‑limited, non‑exclusive sublicenses to allow third parties to exploit the patent rights licensed to us under the WIBR License to develop and commercialize products that are not competitive with our products or product candidates.

WIBR retains the right with respect to all four patent families licensed to us to (i) to practice the patent rights licensed under the agreement for research, teaching and educational purposes, including sponsored research and collaboration, and (ii) to grant non‑exclusive licenses to academic and not‑for‑profit research institutes to practice under the patent rights for research, teaching and educational purposes (excluding sponsored research), while Tufts retains such rights only with respect to the patent family that it co‑owns. Pursuant to a Defense Advanced Research Projects Agency agreement between WIBR and a global biopharmaceutical company, the biopharmaceutical company funded research resulting in one of the licensed patent families and WIBR granted the right to retain a worldwide, irrevocable, non‑exclusive, royalty‑free right to use this patent family for research and development purposes. In addition, under the

WIBR agreement, the U.S. federal government retains a royalty‑free, non‑exclusive, non‑transferable license to practice any government‑funded invention claimed in the patent rights, as set forth in 35 U.S.C. §§ 201‑211 and Executive Order 12591.

As partial consideration for the license, we issued 366,667 shares of our common stock to WIBR. In addition, we paid WIBR an upfront payment and are required to pay annual license maintenance fees, creditable against royalties and milestone payments. We are obligated to pay to WIBR low single‑digit royalties based on annual net sales by us, our affiliates and our sublicensees of licensed products and licensed services that are covered by a valid claim of the licensed patent rights at the time and in the country of sale. On a country‑by‑country basis, upon expiration of the last valid claim of the licensed patent rights covering such licensed product or licensed service in such country, our license becomes royalty‑free, perpetual and irrevocable with respect to such country. Based on the progress we make in the advancement of products covered by the licensed patent rights, we are required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, we are required to pay to WIBR a percentage of the non‑royalty payments that we receive from sublicensees of the patent rights licensed to us by WIBR. This percentage varies from low single digits to low double digits and will be based upon the clinical stage of the product at the time of the sublicense.

Under the WIBR License, WIBR controls the prosecution and maintenance of the patent rights licensed to us and we have the right to review and comment on such prosecution and maintenance. We have the first right to enforce the patent rights licensed to us against third party infringers. We may terminate the WIBR License for convenience upon three months prior written notice to WIBR. WIBR may terminate the WIBR License upon written notice to us if we, along with our affiliates and sublicensees, cease to carry on business related to the WIBR License for more than six months. WIBR may terminate the WIBR License for our material breach that remains uncured for sixty days after receiving notice thereof, if we fail to pay amounts due under the agreement within thirty days after receiving notice of such failure, or if we challenge the validity or enforceability of any of the licensed patent rights.

Competition

In addition to the product specific competitors that are described for each of the initial targets we are pursuing, we have identified four companies that are leveraging the RBC as a platform. Erytech Pharma SA is using hypotonic enzyme loading to create products for use in cancer, rare diseases and immunology. The company has completed a successful Phase 3 program in acute lymphoblastic leukemia, recently failed a Phase 2 trial in acute myeloid leukemia, and completed a successful Phase 2 program in pancreatic cancer. We believe that there are three fundamental challenges with hypotonic loading:

•The hypotonic loading process may be challenging to scale as it requires delivery of hypotonically loaded blood to the patient within 72 hours of acquisition of the blood. Thus, while not autologous, it suffers from many of the shortcomings of autologous therapy.

•Therapeutic interventions are limited to agents that can be loaded into, as opposed to expressed on, the cell surface of RBCs.

•Hypotonic loading may damage the cell and impact circulating half‑life.

There are three other companies that rely on loading of mature RBCs: Orphan Technologies Ltd., which is developing a range of products aimed at rare diseases; EryDel SpA, which is in late‑stage development of dexamethasone loaded RBCs for the treatment of ataxia telangiectasia; and SQZ Biotechnologies, which is pursuing preclinical applications in cancer, enzyme replacement therapy and immune tolerance. Taking an alternative approach, Kanyos Bio, Inc. and Anokion SA are developing proteins that, when injected, fuse in vivo to the RBC binding peptide glycophorin A. The applications are preclinical, with a focus on peripheral tolerance induction.

Outside of RBC‑based competition, there are companies developing engineered enzymes and specializing in rare diseases, such as Codexis, Inc., which has a product candidate in Phase 1 development for the treatment of PKU and Aeglea BioTherapeutics, Inc., which has a product candidate in a Phase 1 trial for the treatment of hyperargininemia.

There are a number of gene therapy companies, such as BioMarin Pharmaceutical, Inc., which has active gene therapy programs that include a preclinical PKU product candidate, and Homology Medicines, Inc., which recently declared that it is in IND‑enabling studies with a gene therapy product candidate and expects to initiate a clinical trial in PKU in the first quarter of 2019. Moderna, Inc. is in early preclinical work with an mRNA approach to addressing PKU. In addition, Synlogic, Inc. is one of several companies developing engineered probiotic therapeutics to treat inborn errors of metabolism and has a product candidate in a Phase 1 trial for the treatment of urea cycle disorders, as well as a Phase 1/2 program for the treatment of PKU. Finally, Agios Pharmaceuticals, Inc. declared that they are in the early discovery stage with a small molecule approach to PKU treatment. In addition, we anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Amgen, Inc., F. Hoffman‑La Roche AG (Roche), Johnson & Johnson, and Pfizer Inc., which are all currently conducting research in cellular therapies.

Government regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, post‑approval monitoring and reporting, marketing and export and import of drug and biological products, such RTX‑134 and RTX-240, and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. biological product development

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and regulations thereunder. Biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post‑market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA categorizes human cell‑ or tissue‑based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products must be approved by the FDA through the biologics license application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;

•submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;

•performance of adequate and well‑controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial‑related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•submission to the FDA of a BLA;

•a determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;

•satisfactory completion of an FDA pre‑approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements and, if applicable, current Good Tissue Practices, or cGTP, to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and

•FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biological product in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for RTX‑134 and RTX-240 and any future product candidates will be granted on a timely basis, or at all.

Preclinical studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess safety and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety and toxicology studies.

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold before such time. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. If the FDA’s concerns are not resolved, submission of an IND may not result in the FDA allowing clinical trials to commence. With gene therapy protocols, if the FDA allows the IND to proceed, but a RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process.

In addition to the IND submission process, sponsors of certain clinical studies of cells containing recombinant or synthetic nucleic acid molecules, including human gene transfer studies, must comply with the NIH’s Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. The NIH Guidelines set forth the principles and requirements for NIH and institutional oversight of research with recombinant or synthetic nucleic acid molecules, including the standards for investigators and institutions to follow to ensure the safe handling and containment of such molecules. In April 2016, modifications to the NIH Guidelines went into effect, pursuant to which only a subset of human gene transfer protocols are subject to review by the RAC. Specifically, under the modified NIH Guidelines, RAC review of the protocol will be required only in exceptional cases where an oversight body such as an Institutional Biosafety Committee, or IBC, which provides local review and oversight of research utilizing recombinant or synthetic nucleic acid molecules, or an IRB determines that the protocol would significantly benefit from RAC review, and the protocol (a) uses a new vector, genetic material, or delivery methodology that represents a first‑in‑human experience and thus presents an unknown risk, and/or (b) relies on preclinical safety data that were obtained using a new preclinical model system of unknown and unconfirmed value, and/or (c) involves a proposed vector, gene construct, or method of delivery associated with possible toxicities that are not widely known and that may render it difficult for oversight bodies to evaluate the protocol rigorously. The RAC review proceedings are public, and reports are posted publicly to the website for the NIH’s Office of Biotechnology Activities. Although compliance with the NIH Guidelines is mandatory for research conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Independent of RAC review, the NIH Guidelines also require all human gene transfer protocols subject to the NIH Guidelines to be registered with NIH, with limited exemptions. A study subject to the NIH Guidelines may not begin until the IBC approves the protocol, and the IBC cannot approve the protocol until confirmation from the NIH that such registration is complete. In the event that RAC review is warranted, the protocol registration process cannot be completed until RAC review has taken place.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA or NDA. The FDA will accept a well‑designed and well‑conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease‑affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•Phase 2 clinical trials involve studies in disease‑affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit and risk relationship of the product and provide an adequate basis for product labeling.

Post‑approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and companies must develop methods for testing the identity, strength, quality and purity of the final product, among other things. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

BLA and FDA review process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, a request for approval to market the biological product for one or more specified indications, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company‑sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through December 31, 2018, the user fee for an application requiring clinical data, such as a BLA or NDA, is $2,421,495. The sponsor of an approved BLA is also subject to an annual prescription drug program fee, which for fiscal year 2018 is $304,162. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non‑orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in‑depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre‑approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements and, if applicable, cGTP requirements. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their products with the FDA and, when applicable, to evaluate donors through screening and testing. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP and cGTP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data as part of the review process, which could result in extensive discussions between the FDA and the applicant during the process.

After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes all of the specific deficiencies in the BLA identified by the FDA. The CRL may require additional clinical data, additional pivotal Phase 3 clinical trial(s) or other significant and time‑consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre‑ and post‑marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post‑market studies or surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post‑marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances. A product will not be considered the “same drug” if it is clinically superior to a product that has orphan drug exclusivity. Moreover, competitors may receive approval of either a different product for the same indication or the same product for a different indication, but which could be used off‑label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity.

Expedited development and review programs

The FDA has several programs that are intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new biologics are eligible for fast track designation if they are intended to treat a serious or life‑threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving BLA approval, but ideally no later than the pre‑BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life‑threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may also be eligible for accelerated approval if it treats a serious or life‑threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well‑controlled post‑marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post‑marketing restrictions, as it deems necessary to assure safe use of the product.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life‑threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive interaction and guidance from the FDA. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and FDA will either grant or deny the request.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Regenerative medicine advanced therapy designation

As part of the 21st Century Cures Act, Congress recently amended the FDCA to create an accelerated approval pathway for certain regenerative medicine therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine therapies do not include those human cells, tissues and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life‑threatening disease or condition.

A sponsor may request that the FDA designate a drug as an RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the product has the potential to address unmet medical needs for a serious or life‑threatening disease or condition. The FDA generally expects preliminary clinical evidence to be obtained from clinical investigations specifically conducted to assess the effects of the therapy on a serious condition, which could include well‑designed retrospective studies or clinical case series, as appropriate, but the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over existing therapies. Advantages of RMAT designation include all of the benefits of the fast track and breakthrough therapy designation programs, including early interactions with sponsors. In addition, a product that receives RMAT designation may be eligible for priority review, and the FDA may grant accelerated approval to products that have RMAT designation based on (1) previously agreed‑upon surrogate or intermediate endpoints that are reasonably likely to predict long‑term clinical benefit; or (2) reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. Another benefit of RMAT designation is that may enable to the sponsor to meet post‑approval requirements beyond the completion of traditional confirmatory clinical trials. The FDA has indicated that post‑approval requirements for RMATs receiving accelerated approval can potentially be met through:

•Clinical evidence, clinical studies, patient registries or other sources of real world evidence, such as electronic health records;

•The collection of larger confirmatory data sets; or

•Post‑approval monitoring of all patients treated with such therapy prior to approval of the therapy.

As with breakthrough designation, an RMAT designation is not the same as an approval and does not change the statutory standards for demonstration of safety and effectiveness needed for marketing approval.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, certain BLAs and certain supplements to a BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end‑of‑Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial or trials that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed‑upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early‑phase clinical trials and/or other clinical development programs.

Post‑marketing requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record‑keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off‑label use”) and limitations on industry‑sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off‑label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A

REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non‑compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that biological products be manufactured in specific approved facilities and in accordance with cGMP regulations and, in some cases, cGTP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP and cGTP regulations. These manufacturers must comply with cGMP and cGTP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP or cGTP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and, if applicable, cGTP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP and cGTP compliance. Other post‑approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record‑keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

To help reduce the increased risk of the introduction of adventitious agents, the PHS Act emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHS Act also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and, if applicable, cGTP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of RTX‑134, RTX-240 and RTX-224 and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch‑Waxman Amendments. The Hatch‑Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent‑term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent‑term restoration period is generally one‑half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA‑licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Bio similarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case‑by‑case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six‑month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA‑issued “Written Request” for such a trial.

European Union drug development

In the E.U., our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the E.U. are subject to significant regulatory controls. Although the E.U. Clinical Trials Directive 2001/20/EC has sought to harmonize the E.U. clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the E.U., the E.U. Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the E.U. countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs.

The E.U. clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical trial authorization, simplifying adverse event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation E.U. No 536/2014 ensures that the rules for conducting clinical trials in the E.U. will be identical.

European Union drug marketing

Much like the Anti‑Kickback Statute prohibition in the United States discussed below, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti‑bribery laws of E.U. Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain E.U. Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and the regulatory authorities of the individual E.U. Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the E.U. Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

European Union drug review and approval

In the European Economic Area, or EEA, which is comprised of all 28 E.U. Member States (except Croatia) and also Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

•The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced‑therapy medicines, such as gene therapy, somatic cell therapy or tissue‑engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the E.U.

•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a

National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk‑benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union new chemical entity exclusivity

In the E.U., new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the E.U. from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten‑year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

European Union orphan drug designation and exclusivity

In the E.U., the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the E.U. community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

In the E.U., orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

European data collection

The collection and use of personal health data in the E.U. is governed by the provisions of the Data Protection Directive, and as of May 2018 the General Data Protection Regulation, or the GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and the GDPR also impose strict rules on the transfer of personal data out of the E.U. to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the E.U. Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the E.U. and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. For more information related to GDPR, please see “Risk Factors—Risks related to government regulation—European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.”

Rest of the world regulation

For other countries outside of the E.U. and the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Additional laws and regulations governing international operations

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non‑U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Coverage and reimbursement

Successful commercialization of new drug and biologic products depends in part on the extent to which reimbursement for those drug and biologic products will be available from government health administration authorities, private health insurers and other organizations. These bodies decide which drug and biologic products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug or biologic product. Sales of drug and biologic products depend substantially, both domestically and abroad, on the extent to which the costs of these products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third‑party payors.

In the United States, the important decisions about reimbursement for new drug and biologic products are made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as well as major health insurers. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug and biologic products exists among third‑party payors and coverage and reimbursement levels for drug and biologic products can differ significantly from payor to payor.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug and biologic benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs and biologics. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs and biologics, and each drug plan can develop its own formulary that identifies which drugs and biologics it will cover, and at what tier or level. However, Part D prescription drug formularies must include products within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs and biologics in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs and biologics may increase demand for products for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non‑governmental payors.

For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change instituted by CMS under the 340B program.  It is unclear how this decision could affect covered hospitals who might purchase our products in the future, and affect the rates we may charge such facilities for our approved products. The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our product candidates. If third‑party payors do not consider our products to be cost‑effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

These current laws and state and federal healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control as part of national health systems in many countries. In general, the prices of drug and biologic products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug and biologic products, but monitor and control company profits. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures. Accordingly, in markets outside the United States the reimbursement for our products may be reduced compared with the United States.

Other healthcare laws

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians may expose a pharmaceutical or biologics manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti‑kickback, false claims, physician transparency and patient data privacy and security laws and regulations, including but not limited to those described below:

•the federal Anti‑Kickback Statute makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party acting on its behalf) to knowingly and willfully solicit receive, offer or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals including the purchase, recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violation of the statute does not require actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti‑Kickback Statute, constitutes a false or fraudulent claim for purposes of the False Claims Act;

•the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

•the federal  anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•analogous state and foreign laws and regulations, such as state and foreign anti‑kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical and biologics manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug and biologic manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non‑compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our ability to operate our business. In addition, commercialization of any of our products outside the United States will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Current and future healthcare reform legislation

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. In particular, in 2010 the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision effective January 1, 2019 repealing the tax‑based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement could have on our business.

Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost‑sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA‑mandated fees, including the so called “Cadillac” tax on certain high cost employer‑sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non‑exempt medical devices. The Bipartisan Budget Act of 2018 also amends the ACA, effective January 1, 2019, by increasing the point‑of‑sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” which will shift costs for name brand drugs away from Part D participants back to the manufacturers, which could have a negative effect on our profits in the event any of our products receive FDA approval and CMS reimbursement. Similarly, CMS recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs, change the definition of "negotiated prices," and add a definition of "price concession" to the regulations.  It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Legislative and regulatory proposals, and enactment of laws, at the foreign, federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future.

Other Regulations

We are subject to numerous foreign, federal, state and local environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. In addition, our leasing and operation of real property may subject us to liability pursuant to certain U.S. environmental laws and regulations, under which current or previous owners or operators of real property and entities that disposed or arranged for the disposal of hazardous substances may be held strictly, jointly and severally liable for the cost of investigating or remediating contamination caused by hazardous substance releases, even if they did not know of and were not responsible for the releases.

Employees

As of February 28, 2019, we had 142 full‑time employees, 42 of our employees have Ph.D. or M.D. degrees and 105 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be positive.

Facilities

Our corporate headquarters is located in approximately 85,000 square feet of office and laboratory space at in Cambridge, Massachusetts. The lease term for approximately 48,000 square feet commenced on January 28, 2019 and the lease term for the remaining 37,000 square feet is expected to commence in August 2019, following the completion of construction. The lease terms will expire eight and nine years from the commencement date of the 48,000 square feet and the remaining 37,000 square feet, respectively.

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island which is currently undergoing renovation and customization.

Legal proceedings

We are not currently a party to any material legal proceedings.

Corporate Information

Rubius was incorporated in April 2013 as VL26, Inc. under the laws of the State of Delaware. In January 2015, the Company changed its name to Rubius Therapeutics, Inc. Our principal executive office is located at 399 Binney Street, Cambridge, Massachusetts, and our telephone number is (617) 679-9600. Our website address is www.rubiustx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

On July 20, 2018, we completed our initial public offering, or IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Information and Segments

The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II—Item 8—Financial Statements and Supplementary Data. The company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The company is developing red cell therapeutics for the treatment of patients with severe diseases. All of the company’s tangible assets are held in the United States. See Note 2 to our consolidated audited financial statements included in this Annual Report on Form 10-K. For financial information regarding our business, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our consolidated audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Available Information

Our Internet address is www.rubiustx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors and Media” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations,” and in our other filings with the Securities and Exchange Commission. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business, technology and industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a preclinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products in clinical development or approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the years ended December 31, 2018, 2017 and 2016, we reported net losses of $89.2 million, $43.8 million and $11.0 million, respectively. As December 31, 2018, we had an accumulated deficit of $150.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•conduct clinical trials for our product candidates;

•further develop our RED PLATFORM;

•continue to discover and develop additional product candidates;

•maintain, expand and protect our intellectual property portfolio;

•hire additional clinical, scientific manufacturing and commercial personnel;

•expand in-house manufacturing capabilities, including through the renovation, customization and operation of our recently purchased manufacturing facility;

•establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

•acquire or in-license other product candidates and technologies;

•seek regulatory approvals for any product candidates that successfully complete clinical trials;

•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

•add operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as any additional infrastructure necessary to function as a public company.

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, obtaining adequate reimbursement for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause our stockholders to lose all or part of their investment.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of December 31, 2018, we had $404.1 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, including the ongoing renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•the clinical development plans we establish for our product candidates;

•the number and characteristics of product candidates that we develop or may in-license;

•the terms of any collaboration agreements we may choose to conclude;

•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•the effect of competing technological and market developments;

•the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;

•the cost and timing of establishing, expanding and scaling manufacturing capabilities; and

•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, our stockholders’ ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting rare diseases, cancer and autoimmune diseases, including RTX-134, RTX-240 (formerly RTX-212) and others that may be selected from preclinical programs. We filed an investigational new drug application, or IND, for RTX-134 in the first quarter of 2019 and plan to file INDs for additional Red Cell Therapeutic, or RCT, product candidates during 2020, 2021 and thereafter. In particular, RTX-134, as our first planned clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding regulatory acceptance of our IND, trial design and establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, a lack of clinically relevant activity, or shorter than expected circulation time of RTX-134 in vivo.

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

Successful development of cellular therapeutics, such as our RCTs, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Cellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•nonclinical or preclinical testing or study results may show our RCTs to be less effective than desired or to have harmful or problematic side effects or toxicities;

•clinical trial results may show our RCTs to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

•clinical trial results may show that the relatively long circulating time of our RCTs, expected to be up to approximately 120 days, compared to other therapeutics may have unacceptable side effects, toxicities or other negative consequences;

•failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or biologics license application, or BLA, preparation, discussions with the FDA, an FDA request for additional nonclinical or clinical data, or unexpected safety or manufacturing issues;

•manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make our RCT therapies uneconomical; and

•proprietary rights of others and their competing products and technologies that may prevent our RCT therapies from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority may be difficult to predict for cellular therapies, in large part because of the limited regulatory history.

Even if we are successful in obtaining market approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors may limit the definition of the target treatment population to one smaller than that implied in the label granted by regulatory authorities, and could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for one any of our products once approved, market acceptance and commercial success would be reduced.

In addition, if any of our products are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices, or cGMPs, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates’ post-approval could have a material adverse effect on our business, financial condition and results of operations.

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

We may experience delays in completing our preclinical or nonclinical testing and studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;

•regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•clinical trials of any product candidates may fail to show safety, purity or potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials or we may decide to abandon product development programs;

•the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•we may need to add new or additional clinical trial sites;

•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;

•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•RCTs may circulate longer or shorter in humans than anticipated;

•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for rare diseases, cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;

•clinical trials of our product candidates may produce negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

•the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

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

All of our product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We intend to develop RTX-240 and RTX-224, and may develop future product candidates, alone and in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•the severity of the disease under investigation;

•the patient eligibility and exclusion criteria defined in the protocol;

•the size of the patient population required for analysis of the trial’s primary endpoints;

•the proximity of patients to trial sites;

•the design of the trial;

•our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be in clinical development or approved for the indications we are investigating;

•the efforts to facilitate timely enrollment in clinical trials;

•the patient referral practices of physicians;

•the ability to monitor patients adequately during and after treatment;

•our ability to obtain and maintain patient consents; and

•the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•inability to bring a product candidate to the market;

•decreased demand for our products;

•injury to our reputation;

•withdrawal of clinical trial participants and inability to continue clinical trials;

•initiation of investigations by regulators;

•costs to defend the related litigation;

•diversion of management’s time and our resources;

•substantial monetary awards to trial participants or patients;

•product recalls, withdrawals or labeling, marketing or promotional restrictions;

•loss of revenue;

•exhaustion of any available insurance and our capital resources;

•the inability to commercialize any product candidate; and

•declines in our share price.

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

Cancer and autoimmune therapies are sometimes characterized as first-line, second-line, third-line and even fourth-line, and the FDA often approves new therapies initially only for last-line use. Initial approvals for new cancer and autoimmune therapies are often restricted to later lines of therapy, and in the case of cancer specifically, for patients with advanced or metastatic disease. This will limit the number of patients who may be eligible for such new therapies, which may include our product candidates.

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

We expect to develop RTX-240 and RTX-224, and potentially future product candidates, alone and in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop RTX-240 and RTX-224, and likely other product candidates, alone and in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate RTX-240 and RTX-224 or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell RTX-240, RTX-224 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with RTX-240, RTX-224 or any product candidate we develop, we may be unable to obtain approval of or market RTX-240, RTX-224 or any product candidate we develop.

Cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies in general, and RCTs in particular, remain novel and unproven therapies, with no genetically engineered red cell therapy approved to date in the United States or the European Union. RCTs may not gain the acceptance of the public or the medical community. For example, CAR-Ts and other cellular therapies have in some cases caused severe side effects and even mortality and their broader use may therefore be limited. Although our RCTs are fundamentally different than these earlier cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Further, with respect to our RTX-240 and RTX-224 programs, the use of potent T cell and NK cell stimulation as a potential treatment for solid or hematological cancers is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

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

We anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Amgen, Inc., F. Hoffman-La Roche AG (Roche), Johnson & Johnson, GlaxoSmithKline plc, Sanofi S.A., and Pfizer Inc., which are all currently conducting research in cellular therapies, either alone or in partnerships with other parties, and all of which have greater financial and human resources than we currently have. In addition to these fully integrated biopharmaceutical companies, we also compete with those companies whose products target the same indications as our product candidates. Many third parties compete with us in developing various approaches to rare diseases, cancer and autoimmune therapies. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our RCT product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our RCTs or that would render our cancer targeted RCTs obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other rare diseases, cancer and autoimmune therapies continue to accelerate.

In addition, we have identified four companies that are leveraging the red blood cell as a platform. Erytech Pharma SA is using hypotonic enzyme loading to create products for use in cancer, rare disease and immunology. There are three other companies that rely on loading proteins into mature red cells: Orphan Technologies Ltd., which is developing a range of products aimed at rare diseases; EryDel SpA, which is in late-stage development of dexamethasone loaded red blood cells, or RBCs for the treatment of ataxia telangiectasia; and SQZ Biotechnologies Companies, which is pursuing preclinical applications in cancer, enzyme replacement therapy and immune tolerance using a variety of cell-based approaches.

Outside of RBC based competition, there are companies developing engineered enzymes and specializing in rare diseases, such as Codexis, Inc., which has a product candidate in a Phase 1 trial for the treatment of PKU and Aeglea BioTherapeutics, Inc., which has a product candidate in a Phase 1 trial for the treatment of hyperargininemia. There are a number of gene therapy companies, such as BioMarin Pharmaceutical, Inc., which has active gene therapy programs that include a preclinical PKU product candidate, and Homology Medicines, Inc., which recently declared that it is in IND enabling studies with a gene therapy product candidate and expects to initiate a clinical trial in PKU in the first quarter of 2019. In addition, Moderna, Inc. is in early preclinical work with an mRNA approach to addressing PKU and Synlogic, Inc. is one of several companies developing engineered probiotic therapeutics to treat inborn errors of metabolism and has a product candidate in a Phase 1 trial for the treatment of urea cycle disorders, as well as a product candidate in a Phase 1/2 trial for the treatment of PKU. Finally, Agios Pharmaceuticals, Inc. declared that it is in the early discovery stage with a small molecule approach to PKU treatment.

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

If any product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, other cancer treatments like chemotherapy, radiation therapy and immunotherapy are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•efficacy, safety and potential advantages compared to alternative treatments;

•convenience and ease of administration compared to alternative treatments;

•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•public perception of new therapies, including cellular therapies;

•the strength of marketing and distribution support;

•the ability to offer our products, if approved, for sale at competitive prices;

•the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;

•adoption of a companion diagnostic and/or complementary diagnostic; and

•the prevalence and severity of any side effects.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of Februrary 28, 2019, we had 142 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•identifying, recruiting, compensating, integrating, maintaining and motivating additional employees;

•managing our internal research and development efforts effectively, including identification of clinical candidates, scaling our manufacturing process and navigating the clinical and FDA review process for our product candidates; and

•improving our operational, financial and management controls, reporting systems and procedures.

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

We conduct our operations at our facilities in Cambridge, Massachusetts and Smithfield, Rhode Island. The New England region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;



•the federal anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

On January 31, 2019, the HHS and HHS Office of Inspector General proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers, or PBMs, in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.

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

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•the research methodology used may not be successful in identifying potential indications and/or product candidates;

•potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or

•it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

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

Developing and obtaining regulatory approval for and commercializing any additional product candidates we identify will require substantial additional funding beyond the net proceeds from our IPO completed in July 2018 and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance additional product candidates, if any, through the development process.

Even if we receive FDA approval to market additional product candidates for the treatment of the diseases we target, we cannot assure our stockholders that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of other product candidates of ours or result in losing approval of any approved product candidate.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•differing regulatory requirements in foreign countries;

•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•economic weakness, including inflation, or political instability in particular foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•foreign taxes, including withholding of payroll taxes;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•difficulties staffing and managing foreign operations;

•workforce uncertainty in countries where labor unrest is more common than in the United States;

•potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;

•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from geo-political actions, including war and terrorism.

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

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We may develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. In the event we develop and deploy these capabilities, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

In addition to establishing internal sales, marketing and distribution capabilities, we may pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

As of December 31, 2018, we had U.S. federal and state net operating loss, or NOL, carryforwards of $93.2 million and $93.9 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $56.0 million which carryforward indefinitely. The state NOLs expire at various dates through 2038. As of December 31, 2018, we also had U.S. federal and state research and development tax credit carryforwards of $3.0 million and $1.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2031, respectively. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks related to our business, technology and industry,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

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

As of December 31, 2018, we had cash, cash equivalents and investments of $404.1 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2018, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

We are very early in our development efforts. All of our product candidates are still in preclinical development. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and all of our product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates, RTX-134, RTX-240, and RTX-224. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

•successful completion of preclinical studies;

•approval of INDs for our planned clinical trials or future clinical trials;

•successful enrollment in, and completion of, clinical trials;

•successful development of companion diagnostics for use with certain of our product candidates;

•receipt of regulatory approvals from applicable regulatory authorities;

•establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•effectively competing with other therapies;

•obtaining and maintaining third-party insurance coverage and adequate reimbursement;

•enforcing and defending intellectual property rights and claims; and

•maintaining a continued acceptable safety profile of the product candidates following approval.

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

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw or limit their approval of such product candidates;

•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;

•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;

•regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

•we may be subject to regulatory investigations and government enforcement actions;

•we may decide to remove such product candidates from the marketplace;

•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

•our reputation may suffer.

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

We may seek Fast Track Designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure our stockholers that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for one or more of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for any of our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

•fines, warning letters or holds on clinical trials;

•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•product seizure or detention or refusal to permit the import or export of our product candidates; and

•injunctions or the imposition of civil or criminal penalties.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•a covered benefit under its health plan;

•safe, effective and medically necessary;

•appropriate for the specific patient;

•cost-effective; and

•neither experimental nor investigational.

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA  approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

The collection and use of personal health data in the European Union, or EU, was previously governed by the provisions of the Data Protection Directive, which has been replaced by the GDPR as of May 2018.

The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as us, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the European Economic Area, or the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10 million Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20 million Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the new law, we face uncertainty as to the exact interpretation of the new requirements, and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, in the field of handling genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

If we begin conducting trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States in compliance with European data protection laws including the GDPR. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of February 28, 2019, all of the patent rights that we own or in-license are currently pending patent applications except that we own one issued U.S. patent directed to methods of treating phenylketonuria with RTX-134. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•the sublicensing of patent and other rights under our collaborative development relationships;

•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;

•whether and the extent to which inventors are able to contest the assignment of their rights to our licensors; and

•the priority of invention of patented technology.

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates, RED PLATFORM or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our licensors’ ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates, RED PLATFORM and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;

•we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

•we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;

•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may not develop additional proprietary technologies that are patentable;

•the patents of others may harm our business; and

•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We do not currently control the manufacturing process of, and are currently completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our product candidates. If and when our recently purchased manufacturing facility becomes operational, we will be responsible for compliance with cGMP requirements. If we or our contract manufacturers cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology, and we may receive additional technologies and funding under these and other collaborations in the future. Any future collaborations we enter into, may pose a number of risks, including the following:

•collaborators have significant discretion in determining the efforts and resources that they will apply;

•collaborators may not perform their obligations as expected;

•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

•collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and

•collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our potential future collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators.

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

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative or in addition to our reliance on CMOs for the manufacture of our product candidates. We are in the process of renovating and customizing our manufacturing facility for our use. We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercialization, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. As a result, we will also need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. We, as a company, have no experience in setting up, building or eventually managing a manufacturing facility. If we failed to select the correct location, or if we fail to complete the renovation and customization in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things:

•interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations;

•delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

•a lack of long-term supply arrangements for key components with our suppliers;

•inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner;

•production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•delay in delivery due to our suppliers prioritizing other customer orders over ours; and

•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

The price of our stock may be volatile, and our stockholders could lose all or part of their investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $12.71 per share and as high as $33.01 per share through February 28, 2019. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•adverse results from or delays in clinical trials of our product candidates;

•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•adverse developments concerning our manufacturers;

•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•our inability to establish collaborations, if needed;

•our failure to commercialize our product candidates;

•additions or departures of key scientific or management personnel;

•unanticipated serious safety concerns related to the use of our product candidates;

•introduction of new products or services by our competitors;

•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•our ability to effectively manage our growth;

•the size and growth of our initial target markets;

•actual or anticipated variations in quarterly operating results;

•our cash position;

•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•publication of research reports about us or our industry, or cellular therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•changes in the market valuations of similar companies;

•overall performance of the equity markets;

•sales of our common stock by us or our stockholders in the future;

•trading volume of our common stock;

•adoption of new accounting standards;

•ineffectiveness of our internal controls;

•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•significant lawsuits, including patent or stockholder litigation;

•general political and economic conditions; and

•other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed their purchase price, our stockholders may not realize any return on their investment in us and may lose some or all of their investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Our executive officers, directors and their affiliates beneficially hold, in the aggregate, over 50% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which will require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Exchange Act, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2018 Stock Option and Incentive Plan will automatically increase each January 1 by 4% of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by our compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of February 28, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have broad discretion in the use of our existing cash, cash equivalents and investments and may not use them effectively.

Our management will have broad discretion in the application of our cash, cash equivalents and investments. Because of the number and variability of factors that will determine our use of our cash, cash equivalents and investments, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash, cash equivalents and investments in ways that ultimately increase the value of our stockholders investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not use our resources in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;

•our ability to enroll patients in clinical trials and the timing of enrollment;

•the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•the costs associated with our plans to renovate, customize and operate the manufacturing facility we purchased in July 2018 may be greater than we anticipate;

•expenditures that we may incur to acquire or develop additional product candidates and technologies;

•the timing and outcomes of clinical trials for our current product candidates and any other future product candidates or competing product candidates;

•competition from existing and potential future products that compete with our current product candidates and any other future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•any delays in regulatory review or approval of our current product candidates or any other future product candidates;

•the level of demand for our current product candidates and any other future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with our current product candidates and any other future product candidates;

•our ability to commercialize our current product candidates and any other future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

•our ability to adequately support future growth;

•potential unforeseen business disruptions that increase our costs or expenses;

•future accounting pronouncements or changes in our accounting policies; and

•the changing and volatile global economic environment.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•a  prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;

•advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders and other stockholders to elect directors of their choosing or cause us to take other corporate actions they desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the exclusive forum for any private action asserting violations by us or any of our directors or officers of the Securities Act (the “Federal Forum Provision”), or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by those statutes or the rules and regulations under such statutes. The forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

In Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), some companies that have adopted similar federal district court forum selection provisions were sued in the Court of Chancery of the State of Delaware by stockholders who assert that those federal district court forum selection provisions are not enforceable. On December 19, 2018, Court of Chancery issued a decision in Sciabacucchi declaring that provisions in certificates of incorporation of Delaware companies that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, the decision was appealed to the Delaware Supreme Court. While the Delaware Supreme Court recently dismissed the appeal on jurisdictional grounds, we expect that the appeal will be re-filed after the Court of Chancery issues a final judgment. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed or otherwise abrogated, we do not intend to enforce its Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, our Board of Directors intends to amend promptly the Company’s bylaws to remove the Federal Forum Provision. Such amendment could cause us to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in approximately 85,000 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts. The lease term for approximately 48,000 square feet commenced on January 28, 2019 and the lease term for the remaining 37,000 square feet is expected to commence in August 2019, following the completion of construction. The lease terms will expire eight and nine years from the commencement date of the 48,000 square feet and the remaining 37,000 square feet, respectively.

In July 2018, we completed the purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “RUBY” on the NASDAQ Global Select Market and has been publicly traded since July 18, 2018. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 28, 2019, there were approximately 51 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from July 18, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 18, 2018, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

The information required by Item 701 of Regulation S-K was previously included in Quarterly Reports on Form 10-Q filed on August 31, 2018 and November 13, 2018.

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

As of December 31, 2018, we have used $46.4 million of the net proceeds from the IPO, consisting of $33.5 million used in operations, $8.0 million for the purchase of our manufacturing facility and $4.9 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Consolidated Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this prospectus and the “Management’s discussion and analysis of financial condition and results of operations” section of this prospectus. We have derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. We have derived the consolidated balance sheet data as of December 31, 2016 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operation Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	51,769	21,226	8,403
General and administrative	39,894	22,038	2,449
Total operating expenses	91,663	43,264	10,852
Loss from operations	(91,663)	(43,264)	(10,852)
Other income (expense):
Change in fair value of preferred stock warrant liability	(2,187)	(785)	1
Interest expense	(464)	(309)	(149)
Interest income and other income (expense), net	5,119	511	(16)
Total other income (expense), net	2,468	(583)	(164)
Net loss	(89,195)	(43,847)	(11,016)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	(656)	(748)
Net loss attributable to common stockholders	$(89,195)	$(44,503)	$(11,764)
Net loss per share attributable to common stockholders, basic and diluted	$(2.27)	$(5.55)	$(1.63)
Weighted average common shares outstanding, basic and diluted	39,285,468	8,023,785	7,200,581

	December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$404,051	$104,288	$6,834
Working capital	394,406	97,830	4,035
Total assets	479,109	107,687	7,989
Long-term debt, net of discount, including current portion	24,347	5,441	3,924
Preferred stock warrant liability	—	866	67
Convertible preferred stock	—	139,790	19,067
Total stockholders' equity (deficit)	393,008	(43,687)	(17,124)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are developing a new class of cellular medicines, Red Cell Therapeutics, or RCTs. Based on our vision that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary platform to genetically engineer and culture RCTs that are selective, potent and ready‑to‑use cellular therapies. We believe that our RCTs will provide life‑changing or life‑saving benefits for patients with severe diseases across multiple therapeutic areas.

We have generated hundreds of RCTs using our RED PLATFORM®, a highly versatile and proprietary cellular therapy platform. We are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in rare diseases, cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. We are establishing end to end manufacturing capabilities and plan to develop commercial infrastructure to further establish Rubius Therapeutics as a leading, fully integrated cellular therapy company.

Since our inception, we have focused substantially all of our resources on building our proprietary RED PLATFORM, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing drug product material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our initial public offering, or IPO. On July 20, 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $89.2 million for the year ended December 31, 2018, $43.8 million for the year ended December 31, 2017 and $11.0 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $150.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•conduct clinical trials for our product candidates;

•further develop our RED PLATFORM;

•continue to discover and develop additional product candidates;

•maintain, expand and protect our intellectual property portfolio;

•hire additional clinical, scientific manufacturing and commercial personnel;

•expand in-house manufacturing capabilities, including through the renovation, customization and operation of our recently purchased manufacturing facility;

•establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

•acquire or in-license other product candidates and technologies;

•seek regulatory approvals for any product candidates that successfully complete clinical trials;

•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

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

As of December 31, 2018, we had cash, cash equivalents and investments of $404.1 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements, including the renovation and customization of our recently purchased manufacturing facility, and debt service payments into 2021. See “—Liquidity and Capital Resources.”

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;

•expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;

•the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and contract manufacturing organizations, or CMOs;

•laboratory supplies and research materials;

•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and

•payments made under third‑party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct external research and development expenses are tracked on a program‑by‑program basis for clinical candidates and consist of costs that include fees, reimbursed materials and other costs paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•the timing and progress of preclinical and clinical development activities;

•the number and scope of preclinical and clinical programs we decide to pursue;

•raising additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;

•the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

•our ability to maintain our current research and development programs and to establish new ones;

•our ability to establish new licensing or collaboration arrangements;

•the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;

•the receipt and related terms of regulatory approvals from applicable regulatory authorities;

•the availability of specialty raw materials for use in production of our product candidates;

•our ability to consistently manufacture our product candidates for use in clinical trials;

•our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;

•our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•our ability to protect our rights in our intellectual property portfolio;

•the commercialization of our product candidates, if and when approved;

•obtaining and maintaining third‑party insurance coverage and adequate reimbursement;

•the acceptance of our product candidates, if approved, by patients, the medical community and third‑party payors;

•competition with other products; and

•a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock‑based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility‑related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and infrastructure to support the expansion of our research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Change in Fair Value of Preferred Stock Warrant Liability

In connection with our 2015 loan and security agreement with Pacific Western Bank, we issued warrants to purchase Series A and Series B preferred stock. We classified these warrants as a liability on our consolidated balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. Upon the closing of our IPO in July 2018, the preferred stock warrants became exercisable for common stock instead of preferred stock and were concurrently exercised by the holders. As a result, the fair value of the warrants was reclassified to additional paid-in capital and we no longer have a warrant liability to remeasure.

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan and security agreements, as well as amortization of debt discount and debt issuance costs.

Interest Income and Other Expense, Net

Interest income consists of interest earned on our invested cash balances. We expect our interest income to increase as a result of investing the cash received from the sale of Series C preferred stock in February 2018 and our IPO in July 2018.

Other income (expense) consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $93.2 million and $93.9 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $56.0 million which carryforward indefinitely. The state NOLs expire at various dates through 2038. As of December 31, 2018, we also had U.S. federal and state research and development tax credit carryforwards of $3.0 million and $1.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2031, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	51,769	21,226	30,543
General and administrative	39,894	22,038	17,856
Total operating expenses	91,663	43,264	48,399
Loss from operations	(91,663)	(43,264)	(48,399)
Other income (expense):
Change in fair value of preferred stock warrant liability	(2,187)	(785)	(1,402)
Interest expense	(464)	(309)	(155)
Interest income and other income (expense), net	5,119	511	4,608
Total other income (expense), net	2,468	(583)	3,051
Net loss	$(89,195)	$(43,847)	$(45,348)

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
RTX-134	$9,061	$809	$8,252
RTX-240 (formerly RTX-212)	345	—	345
Platform development, early-stage research and unallocated expenses:
Personnel related	13,955	5,278	8,677
Stock-based compensation expense	3,787	1,756	2,031
External manufacturing and research	9,462	6,594	2,868
Laboratory supplies and research materials	8,338	4,123	4,215
Facility related and other	6,821	2,666	4,155
Total research and development expenses	$51,769	$21,226	$30,543

Research and development expenses were $51.8 million for the year ended December 31, 2018, compared to $21.2 million for the year ended December 31, 2017. The increase in direct costs related to our RTX-134 program of $8.3 million was primarily due to contract manufacturing costs incurred and IND-enabling activities in preparation for our planned Phase 1b clinical trial of RTX-134 in patients with phenylketonuria. The increases in personnel-related costs and stock-based compensation expense of $8.7 million and $2.0 million, respectively, were due primarily to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $4.2 million was primarily due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $4.2 million was primarily due to an increase in facilities costs resulting from entering into two leases of office and laboratory space in July 2017 and May 2018, as well as additional laboratory services to support increased headcount.

General and Administrative Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Personnel related	$6,772	$2,301	$4,471
Stock-based compensation expense	23,741	16,147	7,594
Professional and consultant fees	6,623	3,149	3,474
Facility related and other	2,758	441	2,317
Total general and administrative expenses	$39,894	$22,038	$17,856

General and administrative expenses for the year ended December 31, 2018 were $39.9 million, compared to $22.0 million for the year ended December 31, 2017. The increase in general and administrative expenses of $17.9 million was primarily due to an increase in stock-based compensation expense of $7.6 million. The increase in stock-based compensation expense was primarily due to the recognition of compensation expense of $7.3 million for the year ended December 31, 2018 for stock-based awards granted to new employees during the years ended December 31, 2018 and 2017 as compared to $0.3 million of compensation expense recognized in the same period in 2017, as well as the recognition of compensation expense of $2.0 million for option awards with performance-based vesting conditions that were achieved during the year ended December 31, 2018, offset by a decrease of $2.0 million in compensation expense for stock-based awards granted to the chairman of our board of directors.  Personnel-related costs increased by $4.5 million as a result of an increase in headcount in our general and administrative function as we prepared for our IPO and began to operate as a public company. Professional and consultant fees increased by $3.5 million primarily due to increased patent costs as we expanded our patent portfolio, consulting fees paid to the chairman of our board of directors for his services as a consultant and increases in accounting, public relations, investor relations, audit, legal, board fees and other consulting fees incurred as we began to operate as a public company. The increase in facility related and other expenses of $2.3 million was primarily due to an increase in facilities costs resulting from entering into two leases of office and laboratory space in July 2017 and May 2018, office costs to support increased headcount, as well as additional insurance costs resulting from operating as a public company.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to the increase in the value of our preferred stock prior to the warrant becoming a warrant for common stock upon the closing of our IPO.

Interest Expense

Interest expense was $0.5 million for the year ended December 31, 2018, compared to $0.3 million for the year ended December 31, 2017. The increase in interest expense was due to higher interest rates applicable to outstanding borrowings during the year ended December 31, 2018, as well as a loss of less than $0.1 million on the extinguishment of our 2015 loan and security agreement.

Interest Income and Other Income (Expense), Net

Interest income for the year ended December 31, 2018 was $5.1 million compared to $0.6 million in the year ended December 31, 2017. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our Series C preferred stock financing in February 2018 and our IPO in July 2018.

Other income (expense), net was not significant during the year ended December 31, 2018 or 2017.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	21,226	8,403	12,823
General and administrative	22,038	2,449	19,589
Total operating expenses	43,264	10,852	32,412
Loss from operations	(43,264)	(10,852)	(32,412)
Other income (expense):
Change in fair value of preferred stock warrant liability	(785)	1	(786)
Interest expense	(309)	(149)	(160)
Interest income and other income (expense), net	511	(16)	527
Total other income (expense), net	(583)	(164)	(419)
Net loss	$(43,847)	$(11,016)	$(32,831)

Research and Development Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
RTX-134	$809	$—	$809
Platform development, early-stage research and unallocated expenses:
Personnel related	5,278	2,828	2,450
Stock-based compensation expense	1,756	107	1,649
External manufacturing and research	6,594	3,450	3,144
Laboratory supplies and research materials	4,123	1,160	2,963
Facility related and other	2,666	858	1,808
Total research and development expenses	$21,226	$8,403	$12,823

Research and development expenses were $21.2 million for the year ended December 31, 2017, compared to $8.4 million for the year ended December 31, 2016. The increase in direct costs related to our RTX-134 program of $0.8 million was primarily due to contract manufacturing costs incurred with a supplier of lentiviral vectors. The increases in personnel-related costs and stock-based compensation expense of $2.5 million and $1.6 million, respectively, were primarily due to increased headcount in our research and development function, as well as an increase in the number of awards granted and the per share fair value of such awards. The increase in external manufacturing and research costs of $3.1 million was primarily due to our efforts to improve and scale our manufacturing capabilities, preparation for clinical-scale production and an expansion of our in vivo testing to support clinical candidate selection. The increase in laboratory supplies and research materials of $3.0 million was primarily due to increases in platform development, manufacturing process and drug discovery activities, as well as an increase in the volume and cost of bioprocessing materials as we scale up our manufacturing process. The increase in facility-related and other expenses of $1.8 million was primarily due to an increase in facilities costs resulting from entering into leases of office and laboratory space in September 2016 and July 2017.

General and Administrative Expense

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Personnel related	$2,301	$560	$1,741
Stock-based compensation expense	16,147	40	16,107
Professional and consultant fees	3,149	1,465	1,684
Facility related and other	441	384	57
Total general and administrative expenses	$22,038	$2,449	$19,589

General and administrative expenses for the year ended December 31, 2017 were $22.0 million, compared to $2.4 million for the year ended December 31, 2016. The increase in general and administrative expenses of $19.6 million was primarily due to an increase in stock-based compensation expense of $16.1 million. The increase in stock-based compensation expense was primarily due to the recognition of compensation expense of $15.7 million for stock-based awards granted to the chairman of our board of directors during the year ended December 31, 2017. All of the stock-based awards issued to the chairman of our board of directors were for his services as a consultant and were being accounted for as non-employee stock-based awards. At the end of each reporting period prior to completion of the services, we remeasured the fair value of any unvested portion of the awards and adjusted the expense accordingly. As a result, changes in the fair value of our common stock impacted the amount of stock-based compensation expense that we recognized for these awards during the year ended December 31, 2017. The stock-based compensation expense recognized for these awards during 2017 reflects the vesting of approximately one-half of the awards. Stock-based compensation expense related to the unvested portion of the awards will be recognized over the remaining two-year service period of the awards. The remaining increase in stock-based compensation expense in 2017 was primarily due to increased headcount in our general and administrative function, as well as an increase in the number of awards granted and the per share grant-date fair value of such awards. Personnel-related costs increased by $1.7 million as a result of the increase in headcount in our general and administrative function. Professional and consultant fees increased by $1.7 million primarily due to consulting fees paid to the chairman of our board of directors for his services as a consultant, as well as increased patent costs and professional fees relating to accounting, audit and legal fees and costs associated with ongoing business activities and our preparations to operate as a public company.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was $0.8 million during the year ended December 31, 2017 and was due primarily to the increase in the value of our preferred stock.

Interest Expense

Interest expense was $0.3 million for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016. The increase in interest expense was due to an increase of $1.5 million in outstanding borrowings under our 2015 loan and security agreement during the year ended December 31, 2017 as well as higher interest rates applicable to outstanding borrowings during the year ended December 31, 2017.

Interest Income and Other Income (Expense), Net

Interest income for the year ended December 31, 2017 was $0.6 million due to interest earned on invested cash balances. We did not invest our cash balances during the year ended December 31, 2016.

Other expense was not significant for the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our initial public offering, or IPO. As of December 31, 2018, we had cash, cash equivalents and investments of $404.1 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, the company repaid all borrowings under its 2015 loan and security agreement and entered into a new loan and security agreement for an aggregate principal amount of $75.0 million, of which $25.0 million was drawn as of December 31, 2018.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(58,341)	$(21,938)	$(9,502)
Cash used in investing activities	(111,639)	(2,251)	(443)
Cash provided by financing activities	374,829	121,693	15,418
Net increase in cash, cash equivalents and restricted cash	$204,849	$97,504	$5,473

Operating Activities

During the year ended December 31, 2018, operating activities used $58.3 million of cash, primarily resulting from our net loss of $89.2 million, partially offset by net non‑cash charges of $30.7 million, primarily consisting of stock‑based compensation expense. Changes in our operating assets and liabilities for the year ended December 31, 2018 provided net cash of $0.1 million, which consisted primarily of a $9.2 million increase in accounts payable and accrued expenses and other current liabilities, offset by a $9.1 million increase in prepaid expenses and other current assets and others assets.

During the year ended December 31, 2017, operating activities used $21.9 million of cash, primarily resulting from our net loss of $43.8 million, partially offset by net non‑cash charges of $19.2 million, primarily consisting of stock‑based compensation expense, and net cash provided by changes in our operating assets and liabilities of $2.7 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $3.4 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.6 million increase in prepaid expenses and other current assets.

During the year ended December 31, 2016, operating activities used $9.5 million of cash, primarily resulting from our net loss of $11.0 million, partially offset by net non-cash charges of $0.4 million and net cash provided by changes in our operating assets and liabilities of $1.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2016 consisted primarily of a $1.2 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other assets in both periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2018, net cash used in investing activities was $111.6 million, consisting of purchases of investments of $161.0 million and purchases of property, plant and equipment of $15.0 million, offset by sales and maturities of investments of $64.3 million. Our purchases of property, plant and equipment primarily consisted of $8.0 million for the acquisition of and subsequent design and demolition activities associated with our recently purchased manufacturing facility in Smithfield, Rhode Island and $4.4 million for the purchase of laboratory equipment as we expanded our discovery and manufacturing activities.

During the years ended December 31, 2017 and 2016, net cash used in investing activities was $2.3 million and $0.4 million, respectively, due to purchases of property and equipment. The purchases of property and equipment during the year ended December 31, 2017 related to equipment purchases as we expanded our discovery and manufacturing activities.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities of $374.8 million consisted primarily of $257.9 million of proceeds from our IPO in July 2018, $101.0 million of proceeds from the issuance of preferred stock in February 2018, and $25.0 million of proceeds received from borrowings under a loan and security agreement entered in December 2018, net of financing costs paid in 2018.  We used cash of $5.5 million to repay outstanding borrowings under our 2015 loan and security agreement.

During the year ended December 31, 2017, net cash provided by financing activities was $121.7 million, consisting primarily of proceeds from the issuance of preferred stock of $120.1 million and borrowings of $1.5 million under our 2015 loan and security agreement.

During the year ended December 31, 2016, net cash provided by financing activities was $15.4 million, consisting primarily of proceeds from the issuance of preferred stock of $11.4 million and borrowings of $4.0 million under our 2015 loan and security agreement.

Loan and Security Agreements

In November 2018, we entered into a loan and security agreement, as amended, or the 2015 Credit Facility, with Pacific Western Bank under which we borrowed an aggregate of $5.5 million. In December 2018, we repaid all borrowings under the 2015 Credit Facility and terminated it. The aggregate principal amount of the loan outstanding at the time of repayment was $5.5 million and we did not incur any penalties as a result of the repayment. We recognized a loss on the extinguishment of the 2015 Credit Facility of less than $0.1 million related to the unamortized debt discount at the time of repayment. The loss on extinguishment was recorded as additional interest expense.

In December 2018, or the Closing Date, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million, or the 2018 Credit Facility. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, we made an initial draw of $25.0 million. The second tranche will be available to us through June 30, 2019, subject to certain conditions including the satisfaction of certain financial covenants. The third tranche will be available to us through June 30, 2020, subject to certain conditions including the Food and Drug Administration’s acceptance of at least one of our investigational new drug applications and the satisfaction of certain financial covenants.

Interest on the outstanding loan balance will accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. Monthly principal payments will commence 36 months after the Closing Date and will be amortized over the following 24 months. The term loans are subject to a prepayment fee of 1.00% in the first year, 0.50% in the second year and 0.25% in the third year. In conjunction with 2018 Credit Facility, the company incurred issuance costs of $0.8 million.

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such covenants as of December 31, 2018. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the company’s assets, other than its intellectual property.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, upon the closing of this offering, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

•the timing and progress of preclinical and clinical development activities;

•the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•the timing and outcome of regulatory review of our product candidates;

•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•developments concerning our CMOs;

•our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;

•the costs and timing associated with the renovation, customization and operation of our planned multi‑suite manufacturing facility that we purchased in July 2018;

•our ability to establish collaborations if needed;

•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;

•the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;

•additions or departures of key scientific or management personnel;

•unanticipated serious safety concerns related to the use of our product candidates; and

•the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, including the renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$61,388	$5,458	$14,309	$13,844	$27,777
Debt obligations(2)	34,092	2,005	4,010	27,089	988
Total	$95,480	$7,463	$18,319	$40,933	$28,765

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under four operating lease agreements that expire in February 2019, February 2019, September 2021 and July 2028.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 8.02% per annum, which was the interest rate in effect as of December 31, 2018.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the table above as the amount and timing of such payments are not known.

We have also entered into a license agreement with the Whitehead Institute for Biomedical Research (“WIBR”), as amended, under which the company has been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of the company’s red cell therapeutics (the “WIBR License”).

We are obligated to pay to WIBR low single‑digit royalties based on annual net sales by us, our affiliates and our sublicensees of licensed products and licensed services that are covered by a valid claim of the licensed patent rights at the time and in the country of sale. Based on the progress the company makes in the advancement of products covered by the licensed patent rights, the company is required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, the company is required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by the company on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

The company has the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of contract or in the event of the company’s bankruptcy, liquidation, insolvency or cessation of business related to the license. For additional information, see “Business—Licenses.”

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre‑determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•vendors in connection with preclinical development activities;

•CMOs in connection with process development and scale‑up activities and the production of preclinical and clinical trial materials; and

•CROs in connection with clinical trials.

We base the expense recorded related to contract research and manufacturing on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply materials and conduct services. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock‑based Compensation

We measure stock‑based awards with service-based and performance-based vesting conditions granted to employees and directors and, commencing January 1, 2018, to non-employees based on their fair value on the date of the grant using the Black‑Scholes option‑pricing model for options or the difference between the purchase price per share of the award, if any, and the fair value of our common stock for restricted common stock awards. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight‑line method to record the expense of awards with service‑based vesting conditions. We use the graded‑vesting method to record the expense of awards with both service‑based and performance‑based vesting conditions, commencing when achievement of the performance condition becomes probable.

Prior to the adoption of ASU 2018-07, which was effective January 1, 2018, we measured the fair value of stock‑based awards granted to non‑employees on the date that the related service is complete, which was generally the vesting date of the award. Prior to the service completion date, compensation expense was recognized over the period during which services were rendered by such non‑employees. At the end of each financial reporting period prior to the service completion date, the fair value of these awards was remeasured using the then‑current fair value of our common stock and updated assumption inputs in the Black‑Scholes option‑pricing model for options or the difference between the purchase price per share of the award, if any, and the then‑current fair value of our common stock for restricted common stock awards.

In addition, for restricted stock awards under which restricted common stock was purchased by the holder with a promissory note treated as a nonrecourse note for accounting purposes, we measured the fair value of the award using the Black‑Scholes option‑pricing model.

The Black‑Scholes option‑pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk‑free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield.

We measure the fair value of stock-based awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation model. When service-based vesting conditions also exist, we recognize stock-based compensation expense using the graded-vesting method over the longer of the derived service period from the market condition or the required service period. In accordance with accounting guidance for awards with market conditions, the stock-based compensation expense will be recognized over the appropriate period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met. When an award contains a market-based vesting condition and a performance-based vesting condition where both must be achieved to earn the award, we recognize stock-based compensation expense over the longer of the derived service period from the market condition or the period estimated for the performance-based vesting condition to be achieved. We begin recording stock based compensation expense for this type of award when the achievement of the performance-based vesting condition becomes probable regardless of whether the market condition has been achieved.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows are disclosed in Note 2 to our consolidated financial statements.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As of December 31, 2018, we had cash, cash equivalents and investment of $404.1 million, which consisted of cash, U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of December 31, 2018 we had $25.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2018.

Item 8. Consolidated Financial Statements and Supplementary Data

RUBIUS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rubius Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubius Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation issued to non-employees in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 28, 2019

We have served as the Company's auditor since 2016.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$307,064	$104,288
Investments	96,987	—
Prepaid expenses and other current assets	9,737	700
Restricted cash	622	—
Total current assets	414,410	104,988
Property, plant and equipment, net	62,796	2,415
Restricted cash	1,735	284
Other assets	168	—
Total assets	$479,109	$107,687
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$7,886	$2,033
Accrued expenses and other current liabilities	12,118	2,986
Current portion of long-term debt	—	2,139
Total current liabilities	20,004	7,158
Long-term debt, net of discount and current portion	24,347	3,302
Deferred rent	143	158
Preferred stock warrant liability	—	866
Liability for early exercise of stock options and restricted stock	166	100
Lease liability, net of current portion	41,441	—
Total liabilities	86,101	11,584
Commitments and contingencies (Note 12)
Convertible preferred stock (Series A, B and C), $0.001 par value; no shares and 44,070,808 shares authorized at December 31, 2018 and 2017, respectively; no shares and 43,933,006 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	139,790
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at December 31, 2018 and 2017, respectively; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 150,000,000 and 65,000,000 shares authorized at December 31, 2018 and 2017, respectively; 79,234,853 and 14,977,317 shares issued and outstanding at December 31, 2018 and 2017, respectively	79	15
Additional paid-in capital	543,040	17,277
Accumulated other comprehensive loss	(29)	—
Accumulated deficit	(150,082)	(60,979)
Total stockholders' equity (deficit)	393,008	(43,687)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$479,109	$107,687

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$—
Operating expenses:
Research and development	51,769	21,226	8,403
General and administrative	39,894	22,038	2,449
Total operating expenses	91,663	43,264	10,852
Loss from operations	(91,663)	(43,264)	(10,852)
Other income (expense):
Change in fair value of preferred stock warrant liability	(2,187)	(785)	1
Interest expense	(464)	(309)	(149)
Interest income and other income (expense), net	5,119	511	(16)
Total other income (expense), net	2,468	(583)	(164)
Net loss	(89,195)	(43,847)	(11,016)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	(656)	(748)
Net loss attributable to common stockholders	$(89,195)	$(44,503)	$(11,764)
Net loss per share attributable to common stockholders, basic and diluted	$(2.27)	$(5.55)	$(1.63)
Weighted average common shares outstanding, basic and diluted	39,285,468	8,023,785	7,200,581

Comprehensive loss:
Net loss	$(89,195)	$(43,847)	$(11,016)
Other comprehensive loss:
Unrealized losses on investments, net of tax of $0	(29)	—	—
Comprehensive loss	$(89,224)	$(43,847)	$(11,016)

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balances at December 31, 2015	10,487,329	$6,882	7,505,000	$8	$—	$—	$(5,570)	$(5,562)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $13	19,083,333	11,437	—	—	—	—	—	—
Issuance of common stock for technology license	—	—	366,667	—	55	—	—	55
Issuance of common stock upon exercise of stock options	—	—	14,625	—	—	—	—	—
Stock‑based compensation expense	—	—	—	—	147	—	—	147
Accretion of Series A redeemable convertible preferred stock to redemption value	—	748	—	—	(202)	—	(546)	(748)
Net loss	—	—	—	—	—	—	(11,016)	(11,016)
Balances at December 31, 2016	29,570,662	19,067	7,886,292	8	—	—	(17,132)	(17,124)
Issuance of Series B convertible preferred stock, net of issuance costs of $433	14,362,344	120,067	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	250,572	—	37	—	—	37
Issuance of common stock for one‑time bonus payment	—	—	213,439	—	—	—	—	—
Issuance of restricted common stock upon early exercise of stock options	—	—	1,400,000	1	(1)	—	—	—
Issuance of restricted common stock	—	—	5,227,014	6	(6)	—	—	—
Stock‑based compensation expense	—	—	—	—	17,903	—	—	17,903
Accretion of Series A redeemable convertible preferred stock to redemption value	—	656	—	—	(656)	—	—	(656)
Net loss	—	—	—	—	—	—	(43,847)	(43,847)
Balances at December 31, 2017	43,933,006	139,790	14,977,317	15	17,277	—	(60,979)	(43,687)
Issuance of Series C convertible preferred stock, net of issuance costs of $214	7,912,432	100,986	—	—	—	—	—	—
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	3,053	—	—	3,053
Conversion of redeemable convertible preferred stock to common stock	(51,845,438)	(240,776)	51,845,438	52	240,724	—	—	240,776
Issuance of common stock, initial public offering, net of issuance costs of $3,548	—	—	12,055,450	12	254,306	—	—	254,318
Cashless exercise of warrants	—	—	131,273	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	180	—	—	180
Issuance of common stock upon exercise of stock options	—	—	225,375	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	27,528	—	—	27,528
Cumulative effect adjustment for adoption of ASU 2018-07	—	—	—	—	(92)	—	92	—
Unrealized losses on investments	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(89,195)	(89,195)
Balances at December 31, 2018	—	$—	79,234,853	$79	$543,040	$(29)	$(150,082)	$393,008

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(89,195)	$(43,847)	$(11,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	27,528	17,903	147
Depreciation and amortization expense	1,263	447	118
Issuance of common stock for technology license	—	—	55
Change in fair value of preferred stock warrant liability	2,187	785	(1)
Accretion of discount on investments	(329)	—	—
Loss on disposal of property and equipment	—	—	29
Non-cash interest expense	86	42	27
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,037)	(647)	(36)
Other assets	(74)	—	—
Accounts payable	4,938	1,110	589
Accrued expenses and other current liabilities	4,307	2,247	618
Deferred rent	(15)	22	(32)
Net cash used in operating activities	(58,341)	(21,938)	(9,502)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,952)	(2,251)	(443)
Purchases of investments	(160,972)	—	—
Sales and maturities of investments	64,285	—	—
Net cash used in investing activities	(111,639)	(2,251)	(443)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	100,986	120,067	11,437
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	257,866	—	—
Payments of initial public offering costs	(3,548)	—	—
Proceeds from issuance of common stock upon exercise of stock options	64	37	—
Proceeds from the sale of restricted common stock	—	100	—
Proceeds from repayment of promissory note	246	—	—
Payments of debt issuance costs	(285)	(11)	(19)
Proceeds from borrowings under loan and security agreement	25,000	1,500	4,000
Payment of long-term debt	(5,500)	—	—
Net cash provided by financing activities	374,829	121,693	15,418
Net increase in cash, cash equivalents and restricted cash	204,849	97,504	5,473
Cash, cash equivalents and restricted cash at beginning of period	104,572	7,068	1,595
Cash, cash equivalents and restricted cash at end of period	$309,421	$104,572	$7,068

Supplemental cash flow information:
Cash paid for interest	$385	$265	$115

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$1,550	$9	$266
Landlord incentives for leasehold improvements recorded as deferred rent	$—	$—	$100
Amounts capitalized under build-to-suit lease transaction	$45,142	$—	$—
Debt issuance costs included in accounts payable and accrued expenses	$489	$—	$—
Issuance of preferred stock warrant in connection with loan and security agreement	$—	$14	$—
Reclassification of warrants to additional paid-in capital	$3,053	$—	$—
Accretion of Series A redeemable convertible preferred stock to redemption value	$—	$656	$748
Conversion of preferred stock to common stock upon closing of the initial public offering	$240,776	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $89.2 million, $43.8 million and $11.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had an accumulated deficit of $150.1 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 28, 2019, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock and the preferred stock warrant liability prior to the IPO and the valuation of stock-based awards . The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash equivalents and investments as of December 31, 2018 consisted of U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Deferred Financing Costs

The Company capitalizes certain legal and other third‑party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs incurred in connection with obtaining access to capital are recorded in other assets and are amortized over the term of the credit facility. Deferred financing costs related to a recognized debt liability are recorded as a reduction of the carrying amount of the debt liability and amortized to interest expense using the effective interest method over the repayment term.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2018 and 2017, the Company maintained restricted cash totaling $1.8 million and $0.3 million, respectively, held in the form of cash-secured letters of credit for the benefit of the landlords of its leased properties. As of December 31, 2018, the Company also maintained restricted cash of $0.5 million to collateralize its corporate credit card. The Company classified $1.7 million and $0.3 million of the restricted cash as a non-current asset in its consolidated balance sheet as of December 31, 2018 and 2017, respectively, and classified $0.6 million of the restricted cash as a current asset in its consolidated balance sheet as of December 31, 2018.

Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight‑line method over the estimated useful life of each asset as follows:

Estimated useful life
Laboratory and office equipment	5 years
Computers and software	3 years
Furniture and fixtures	7 years
Building	30 years
Leasehold improvements	Shorter of life of lease or 10 years

Costs for capital assets not yet placed into service are capitalized as construction‑in‑progress and depreciated once placed into service. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of Long‑Lived Assets

Long‑lived assets consist of property and equipment. Long‑lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long‑lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long‑lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long‑lived assets during the periods presented.

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

The Company’s cash equivalents and investments determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s long‑term debt approximates its fair value due to its variable interest rate, which approximates a market interest rate.

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

Classification and Accretion of Convertible Preferred Stock

The carrying value of the Company’s Series A redeemable convertible preferred stock was being accreted to its redemption value from the date of issuance of such shares through the earliest date of redemption. During the year ended December 31, 2017, the redemption rights were removed from the Series A redeemable convertible preferred stock (see Note 7), and as such, the Company no longer recorded adjustments to the carrying value of its outstanding convertible preferred stock for accretion to redemption value. The Company’s Series A, Series B and Series C convertible preferred stock were classified outside of stockholders’ equity (deficit) because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is developing red cell therapeutics for the treatment of patients with severe diseases. All of the Company’s tangible assets are held in the United States.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock‑based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities and clinical trials, as well as the cost of licensing technology.

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Research and Manufacturing Contract Costs and Accruals

The Company has entered into various research and development and manufacturing contracts. These agreements are generally cancelable, and related payments are recorded as the corresponding expenses are incurred. The Company records accruals for estimated ongoing costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research studies or clinical trials and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent‑related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock‑Based Compensation

The Company measures stock options with service-based vesting or performance-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black‑Scholes option‑pricing model. The Company measures restricted common stock awards using the difference between the purchase price per share of the award, if any, and the fair value of the Company’s common stock. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight‑line method to record the expense of awards with only service‑based vesting conditions. The Company uses the graded‑vesting method to record the expense of awards with both service‑based and performance‑based vesting conditions, commencing once achievement of the performance condition becomes probable.

Prior to the adoption of ASU 2018-07 effective January 1, 2018 discussed below, the Company measured the fair value of stock-based awards granted to non-employees on the date that the related service was complete, which was generally the vesting date of the award. Prior to the service completion date, compensation expense was recognized over the period during which services were rendered by such non-employees. At the end of each financial reporting period prior to the service completion date, the fair value of these awards was remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option-pricing model for options or the difference between the purchase price per share of the award, if any, and the then-current fair value of the Company's common stock for restricted common stock awards.

For stock-based awards with market-based vesting conditions, the Company measures the fair value on the date of grant using a Monte Carlo simulation model. When service-based vesting conditions also exist, the Company recognizes stock-based compensation expense using the graded-vesting method over the longer of the derived service period from the market condition or the required service period. In accordance with accounting guidance for awards with market conditions, the stock-based compensation expense will be recognized over the appropriate period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met. When an award contains a market-based vesting condition and a performance-based vesting condition where both must be achieved to earn the award, the Company recognizes stock-based compensation expense over the longer of the derived service period from the market condition or the period estimated for the performance-based vesting condition to be achieved. The Company begins recording stock based compensation expense for this type of award once the achievement of the performance-based vesting condition becomes probable regardless of whether the market condition has been achieved.

For restricted stock awards under which restricted common stock is purchased by the holder with a promissory note treated as a nonrecourse note for accounting purposes, the Company measures the fair value of the award using the Black‑Scholes option‑pricing model.

The Company classifies stock‑based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2018, the Company’s only element of other comprehensive loss was unrealized losses on marketable securities. For the years ended December 31, 2017 and 2016, there was no difference between net loss and comprehensive loss in the accompanying consolidated financial statements.

Net Income (Loss) per Share

Prior to the closing of its IPO, the Company followed the two-class method when computing net income (loss) per share, as the Company had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities, and as a result, basic and diluted net loss per share were the same.

Subsequent to the closing of its IPO, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding common stock equivalents. Accordingly, in periods in which the Company reported a net loss, dilutive common shares were not assumed to have been issued as their effect was anti-dilutive, and as a result, diluted net loss per common share was the same as basic net loss per common share.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two‑step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more‑likely‑than‑not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board, (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption was permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09.

The Company adopted ASU 2018-07 effective January 1, 2018 by remeasuring outstanding equity-classified awards issued to non-employees for which a measurement date had not been established as of January 1, 2018 through a cumulative-effect adjustment to accumulated deficit as of January 1, 2018. The Company has elected to estimate the expected term of options utilizing the “simplified” method for both employee and non-employee options that qualify as “plain-vanilla” options. The Company has elected to account for forfeitures for non-employee options as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption.

The Company has elected to adopt ASU 2016-02 effective January 1, 2019 through a cumulative-effect adjustment under ASU 2018-11. This standard provides a number of optional practical expedients in transition. The Company plans to apply the package of practical expedients to leases that commenced prior to the effective date whereby it will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company expects to elect the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases.  The Company expects that the most significant effects of adoption will be the recognition of material new right-of-use assets and corresponding liabilities on its consolidated balance sheet related to its existing facility operating leases (see Note 12). In addition, the Company has a material lease where the Company was deemed the owner during the construction period and for which the construction was not complete as of January 1, 2019. The Company took control of the leased space during the first quarter of 2019 at which time the lease commenced.  Under ASU 2016-02, as the commencement date of this material lease had not occurred, the new right-of-use assets and corresponding liabilities related to this lease would not be recognized on the consolidated balance sheet as of date of adoption, January 1, 2019, however, will be recognized upon commencement date.  The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company currently is evaluating the impact the adoption of ASU 2018-13 may have on its disclosures.

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. treasury notes (due within one year)	$79,312	$—	$(26)	$79,286
U.S. government agency bonds (due within one year)	17,704	—	(3)	17,701
	$97,016	$—	$(29)	$96,987

The Company did not have any investments as of December 31, 2017.

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$282,160	$—	$—	$282,160
U.S. treasury bills	—	24,904	—	24,904
Marketable securities:
U.S. government agency bonds	—	17,701	—	17,701
U.S. treasury notes	—	79,286	—	79,286
	$282,160	$121,891	$—	$404,051

	Fair value measurements at December 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,288	$—	$—	$104,288
Liabilities:
Preferred stock warrant liability	$—	$—	$866	$866

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the year ended December 31, 2018. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2018 and 2017, respectively.

The preferred stock warrant liability in the table above consisted of the fair value of warrants to purchase Series A and Series B convertible preferred stock (see Note 8) and was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in the fair value of the preferred stock warrants were recognized as other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, the warrants for the purchase of preferred stock automatically became warrants for the purchase of common stock and the Company reclassified the carrying value of the warrants from a non-current liability to additional paid-in capital in its consolidated balance sheet.

The following table provides a roll-forward of the aggregate fair values of the Company’s preferred stock warrants for which fair value was determined by Level 3 inputs (in thousands):

Preferred stock
warrant liability
Fair value at December 31, 2016	$67
Issuance of warrants to purchase shares of Series B convertible preferred stock	14
Change in fair value	785
Fair value at December 31, 2017	866
Change in fair value through the exercise date	2,187
Reclassification to additional paid-in capital in connection with IPO	(3,053)
Fair value at December 31, 2018	$—

4. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$7,122	$2,751
Land	1,300	—
Leasehold improvements	117	117
Computer equipment	276	57
Construction-in-progress	55,828	74
	64,643	2,999
Less: Accumulated depreciation and amortization	(1,847)	(584)
	$62,796	$2,415

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. In August 2018, the Company began renovations to customize this facility to manufacture clinical supply of its product candidates. Of the total purchase price, $1.3 million was allocated to the value of land acquired based on the value of comparable assets, and $6.7 million was allocated to construction in progress, as the building was not ready for its intended use. During the year ended December 31, 2018, the Company capitalized approximately $2.1 million in construction-in-progress for design and demolition costs related to the renovation project.

Construction-in-progress, as of December 31, 2018, also included $45.1 million capitalized in connection with the Company’s build-to-suit lease accounting (see Note 12), $1.0 million for the Company’s share of the costs of construction-in-progress for leasehold improvements related to the Company’s January 2018 lease for office and laboratory space in Cambridge, Massachusetts and $0.9 million of lab equipment received but not yet placed into service.

Depreciation and amortization expense was $1.3 million, $0.4 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued employee compensation and benefits	$3,377	$1,339
Accrued external research and development expenses	2,252	1,230
Accrued lease liability, current portion	4,502	—
Other	1,987	417
	$12,118	$2,986

6. Debt

Long‑term debt consisted of the following (in thousands):

	December 31,
	2018	2017
Principal amount of long‑term debt	$25,000	$5,500
Less: Current portion of long‑term debt	—	(2,139)
Long‑term debt, net of current portion	25,000	3,361
Debt discount	(653)	(59)
Long‑term debt, net of discount and current portion	$24,347	$3,302

2015 Credit Facility

The Company was party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which the Company had borrowed an aggregate of $5.5 million. Until May 2018, borrowings under the 2015 Credit Facility bore interest at an annual rate equal to the bank’s prime rate plus 1.25%, subject to a floor of 4.5%, and were repayable in monthly interest-only payments through May 2018 and in equal monthly payments of principal plus accrued interest from June 2018 until the maturity date in November 2019.

In May 2018, the Company further amended the 2015 Credit Facility to modify the interest rate and extend the interest-only payment period and the maturity date. Subsequent to this amendment, outstanding borrowings under the 2015 Credit Facility bear interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.5%, and were repayable in monthly interest-only payments through May 2019 and in equal monthly payments of principal plus accrued interest from June 2019 until the maturity date in November 2020.

The May 2018 amendment to the 2015 Credit Facility was accounted for as a debt modification, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the amendment, which resulted in a change of less than 10%. As a result, issuance costs paid to the lender in connection with the amendment were recorded as a reduction of the carrying amount of the debt liability and were not significant. Unamortized issuance costs as of the date of the modification were amortized to interest expense using the effective interest method over the revised repayment term. Issuance costs paid to third parties were recorded as expense and were not significant.

Borrowings under the 2015 Credit Facility were collateralized by substantially all of the Company’s personal property, other than its intellectual property. There were no financial covenants associated with the 2015 Credit Facility; however, the Company was subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the 2015 Credit Facility were subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.

In December 2018, the Company repaid all borrowings under the 2015 Credit Facility. The aggregate principal amount of the loan outstanding at the time of repayment was $5.5 million and the Company did not incur any penalties as a result of the repayment. The Company recognized a loss on the extinguishment of the 2015 Credit Facility of less than $0.1 million related to the unamortized debt discount at the time of repayment. The loss on extinguishment was recorded as additional interest expense.

2018 Credit Facility

On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million. The second tranche will be available to the

Company through June 30, 2019, subject to certain conditions including the satisfaction of certain financial covenants. The third tranche will be available to the Company through June 30, 2020, subject to certain conditions including the Food and Drug Administration’s acceptance of at least one of the Company’s investigational new drug applications and the satisfaction of certain financial covenants.

Interest on the outstanding loan balance will accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. Monthly principal payments will commence 36 months after the Closing Date and will be amortized over the following 24 months. Certain backend fees are due to the lender at the time of final repayment based on the total funded term loans. The Company accrues the backend fees that will be due at final repayment to outstanding debt by charges to interest expense over the term of the loans using the effective-interest method. The term loans are subject to a prepayment fee of 1.00% in the first year, 0.50% in the second year and 0.25% in the third year. In conjunction with 2018 Credit Facility, the Company incurred issuance costs of $0.8 million.

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such covenants as of December 31, 2018. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of December 31, 2018, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2019	$—
2020	—
2021	—
2022	12,500
Thereafter	12,500
$25,000

7. Convertible Preferred Stock

The Company had issued Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”) and Series C convertible preferred stock (the “Series C Preferred Stock”). The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are referred to collectively as the “Preferred Stock”. Upon issuance of the Series A Preferred Stock, the holders of such shares were entitled to receive cumulative dividends of 8.0% per year, compounding annually, and such shares were redeemable at the option of the holder after five years from issuance date of the Series A Preferred Stock. In connection with the issuance and sale of Series B Preferred Stock in June 2017, the holders of Series A Preferred Stock agreed to remove the cumulative dividend rights and redemption features of the Series A Preferred Stock. The change to the terms of the Series A Preferred Stock was accounted for as a modification, rather than an extinguishment, of the Series A Preferred Stock based on a comparison of the fair value of the stock immediately before and after the change in terms, which resulted in a fair value change of less than 10%. This modification did not have any impact on the Company’s consolidated financial statements. For periods after the June 2017 date of the modification of the Series A Preferred Stock, the Company no longer accreted the carrying value of the Series A Preferred Stock to redemption value as such shares were no longer redeemable.

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

Upon issuance of each class of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of Preferred Stock.

As of December 31, 2017, Preferred Stock consisted of the following (in thousands, except share amounts):

	December 31, 2017
		Preferred stock			Common stock
	Preferred stock	issued and	Carrying	Liquidation	issuable upon
	authorized	outstanding	value	preference	conversion
Series A Preferred Stock	29,703,995	29,570,662	$19,723	$17,742	29,570,662
Series B Preferred Stock	14,366,813	14,362,344	120,067	120,500	14,362,344
	44,070,808	43,933,006	$139,790	$138,242	43,933,006

Upon the closing of the IPO in July 2018, all 51,845,438 shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock and, therefore, there was no outstanding Preferred Stock at December 31, 2018.

8. Warrants to Purchase Convertible Preferred Stock

During 2015, the Company issued warrants to purchase up to 133,333 shares of Series A Preferred Stock in connection with the 2015 Credit Facility (see Note 6). The warrants were exercisable at a price of $0.60 per share and had a contractual term of ten years from issuance. The fair value of the warrants on the issuance date of $0.1 million was recorded as a deferred financing cost and as preferred stock warrant liability.

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

The Company remeasured the fair value of the liability for these preferred stock warrants at each reporting date and recorded any adjustments as other income (expense). The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model (see Note 3), and the resulting change in fair value was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss. For the years ended December 31, 2018, 2017 and 2016, the Company recorded other expense of $2.2 million, other expense of $0.8 million and other income of less than $0.1 million, respectively, to reflect the change in fair value of these preferred stock warrants.

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

On July 20 2018, the Company filed a restated certificate of incorporation in the State of Delaware, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock, $0.001 par value per share, and (ii) 10,000,000 shares of preferred stock, $0.001 par value per share. The shares of preferred stock are undesignated.

Also on July 20, 2018, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $254.3 million, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock then outstanding automatically converted into 51,845,438 shares of common stock (see Note 7).

10. Stock-Based Compensation

2014 Stock Incentive Plan

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) provided for the Company to sell or issue incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2014 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

Stock options granted under the 2014 Plan with service‑based vesting conditions generally vested over three or four years and expired after ten years. The 2014 Plan allowed for the early exercise of unvested stock options, subject to certain restrictions, including the ability of the Company to repurchase such options upon an option holder’s termination of employment with the Company if such options had not yet vested. Restricted stock granted under the 2014 Plan with service‑based vesting conditions generally vested over three or four years.

The exercise price for stock options granted was not less than the fair value of common shares as determined by the board of directors as of the date of grant. The Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. Stock options were only granted under the 2014 Plan during the period that the Company was privately held.

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

2018 Equity Incentive Plan

On July 6, 2018, the Company’s board of directors adopted, and its stockholders approved, the 2018 Plan, which became effective on July 16, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 5,708,931, which shall be cumulatively increased on January 1,

2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2018, 2,335,217 shares remained available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 2,377,045 shares effective as of January 1, 2019.

2018 Employee Stock Purchase Plan

On July 6, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 16, 2018. A total of 951,488 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the least of (i) 951,488 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of December 31, 2018, all 951,488 shares remained available for issuance under the 2018 ESPP. The number of authorized shares reserved for issuance under the ESPP was increased by 792,348 shares effective as of January 1, 2019.

Stock Option Valuation

Service-Based and Performance-Based Stock Options

The fair value of stock option grants with service-based and performance-based vesting conditions is estimated using the Black-Scholes option-pricing model. The Company estimates expected volatility based on the historical volatility of publicly traded peer companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its traded stock price following our July 2018 IPO. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. For periods prior to the adoption of ASU 2018-07 on January 1, 2018, the expected term of stock options granted to non-employees was equal to the contractual term of the option award. Upon the adoption of ASU 2018-07 on January 1, 2018, the expected term of stock options granted to non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock-based awards granted to employees, directors, and, in 2018, non-employees:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate	2.71%	2.05%	1.81%
Expected volatility	74.0%	75.6%	77.2%
Expected dividend yield	—	—	—
Expected term (in years)	6.21	6.39	6.25

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock awards granted to non-employees, prior to the adoption of ASU 2018-07:

Year ended December 31,
	2017	2016
Risk-free interest rate	2.02% - 2.31%	2.35% - 2.45%
Expected volatility	74% - 85%	81% - 85%
Expected dividend yield	—	—
Expected term (in years)	6 - 10	8 - 10
Fair value of common stock	$0.19 - $6.28	$0.18 - $0.19

The following table summarizes the Company’s service-based and performance-based option activity since December 31, 2017:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term	value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	4,661,635	$1.29	8.64	$23,264
Granted	10,405,323	12.12
Exercised	(225,375)	0.29
Forfeited	(56,813)	1.44
Outstanding as of December 31, 2018	14,784,770	$8.93	8.89	$126,367
Vested and expected to vest as of December 31, 2018	14,784,770	$8.93	8.89	$126,367
Options exercisable as of December 31, 2018	2,622,981	$1.74	7.59	$37,726

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.7 million, $3.7 million and less than $0.1 million, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $8.71 per share, $2.74 per share and $0.12 per share, respectively.

In April 2017, an executive officer early exercised an option to purchase 1,400,000 shares of common stock, at an exercise price of $0.18 per share, for cash proceeds of $0.1 million and a promissory note for $0.2 million (see Note 14). The employee received shares of restricted common stock upon such exercise. The unvested shares of restricted common stock issued upon exercise are subject to the Company’s repurchase right at the lesser of the original exercise price per share or the fair value of such shares on the repurchase date. The $0.1 million of cash proceeds from the early exercise of this stock option was recorded as a liability in the Company’s consolidated balance sheet and will be reclassified to stockholders’ equity (deficit) as the shares vest and the Company’s repurchase rights related to such shares lapse. The promissory note was partial-recourse, but was treated as nonrecourse for accounting purposes. As a result, (i) this early exercise of common stock with a promissory note continued to be accounted for as an outstanding stock option and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. Stock-based compensation expense related to this award is being recognized over the requisite service period of the award based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. On June 21, 2018, the principal balance of $0.2 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory note was terminated (see Note 14). The portion of the repayment that was associated with vested shares for which the Company’s repurchase obligations had lapsed was recorded to stockholders’ equity (deficit) and the remaining amount was recorded as a liability in the consolidated balance sheet and will be recorded to stockholders’ equity (deficit) as the shares vest and the Company’s repurchase rights related to such shares lapse.

Market-Based Stock Options

The fair value of stock option grants with market-based vesting conditions is estimated using a Monte Carlo simulation model.

In October 2018, the Company granted to an executive officer an option to purchase 164,400 shares of common stock (“Option A”) at an exercise price of $16.43 per share, vesting upon the achievement of a specified thirty-day average closing price of its common stock and the satisfaction of service-based vesting conditions, and an option to purchase 193,400 shares of common stock (“Option B”) at an exercise price of $16.43 per share, vesting upon the achievement of a specified thirty-day average closing price of its common stock and the achievement of certain other performance-based vesting conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility since its July 2018 IPO and the historical volatility of a publicly traded set of peer companies and the estimated period to achievement of the market condition. Stock-based compensation expense for Option A is being recognized using the graded-vesting method over the longer of the derived service period from the market condition or the explicit service period required to be completed for each vesting trenche. Stock-based compensation expense for Option B will be recognized when the achievement of the performance-based vesting conditions become probable regardless of whether the market condition has been achieved. The aggregate grant date fair value of these options was $4.3 million. During the year ended December 31, 2018, the Company recorded stock-based compensation expense on Option A of $0.2 million and no stock-based compensation expense on Option B, as the performance-based vesting conditions have not yet been determined to be probable.

The following table presents, on a weighted average basis, the assumptions used in the Monte Carlo simulation model to determine the fair value of stock-based awards granted to employees:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate	3.15%	—%	—%
Expected volatility	69.0%	—%	—%
Expected dividend yield	—	—	—
Derived service period (in years)	2.30	—	—

The weighted average grant-date fair value of stock options with market-based vesting conditions granted during the year ended December 31, 2018 was $11.88 per share. During the year ended December 31, 2018, none of the outstanding stock awards with market-based vesting conditions were exercised, forfeited or vested and they had no intrinsic value at December 31, 2018.

Restricted Common Stock

The Company has granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock award activity since December 31, 2017:

		Weighted average
		grant‑date
	Shares	fair value
Unvested restricted common stock as of December 31, 2017	5,227,014	$0.514
Issued	—	—
Vested	(3,667,613)	0.519
Forfeited	—	—
Unvested restricted common stock as of December 31, 2018	1,559,401	$0.502

In the table above, the number of shares of unvested restricted common stock outstanding as of December 31, 2018 and December 31, 2017 excludes 670,834 shares and 1,050,000 shares, respectively, of restricted common stock that remained unvested as of those dates related to the early exercise of a stock option during the year ended December 31, 2017 in exchange for 1,400,000 shares of restricted common stock. As of December 31, 2018, shares of unvested restricted common stock totaled 2,230,235 shares, consisting of 1,559,401 shares from unvested restricted common stock awards and 670,834 shares from the early exercise of a stock option.

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock. The aggregate intrinsic value of restricted stock awards that vested during the years ended December 31 2018, 2017 and 2016 was $34.0 million, $0.9 million and $0.1 million, respectively.

In April 2017, the Company issued 460,000 shares of restricted common stock, at a price of $0.19 per share, to an executive officer in exchange for a promissory note in the principal amount of $0.1 million. The promissory note was partial-recourse, but was treated as nonrecourse for accounting purposes and, as such, (i) this purchase of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. Stock-based compensation expense related to this award is being recognized over the requisite service period of the award based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. On June 21, 2018, the principal balance of $0.1 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory note was terminated (see Note 14).

In January 2017 and May 2017, the Company issued 3,667,014 shares and 1,100,000 shares, respectively, of restricted common stock at prices of $0.19 per share and $1.65 per share, respectively, to the chairman of the Company’s board of directors in exchange for two promissory notes totaling $2.5 million. The promissory notes are partial-recourse, but were treated as nonrecourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. All of the stock-based awards issued to the chairman of the Company’s board of directors were issued for his services as a consultant and prior to the adoption of ASU 2018-07, which was effective January 1, 2018, were being accounted for as non-employee stock-based awards. As a result, stock-based compensation expense related to the awards was being recognized over the requisite service period of the award based on the remeasured fair value of the award at each reporting period until the award vested, which was determined using the Black-Scholes option-pricing model. Upon the adoption of ASU 2018-07, the Company valued the remaining unvested options issued to non-employees as of January 1, 2018 and is recognizing stock-based compensation over the remaining vesting period. Effective January 1, 2018, the Company no longer remeasures the fair value of options granted to non-employees at each reporting period end (see Note 2). On June 21, 2018, the aggregate principal balance of both promissory notes of $2.5 million and all interest that had accrued thereon, totaling $0.1 million, was forgiven by the Company and the promissory notes were terminated (see Note 14). The forgiveness of these promissory notes by the Company was treated as an option modification and resulted in the recognition of incremental stock-based compensation expense of $1.5 million during the year ended December 31, 2018, which represents the change in the fair value of the award on the modification date. The aggregate amount of stock-based compensation expense related to these restricted stock awards recognized during the year ended December 31, 2018 was $7.3 million.  Stock-based compensation expense related to these awards will continue to be recognized over the requisite service period of the awards.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2018	2017	2016
Research and development expenses	$3,787	$1,756	$107
General and administrative expenses	23,741	16,147	40
	$27,528	$17,903	$147

In October 2017, the Company issued 213,439 shares of common stock to the Company’s chairman of its board of directors as payment of a one‑time bonus that was payable, at his election, in cash or shares of common stock. The shares were issued out of the 2014 Plan. In connection with this issuance, the Company recorded $1.0 million of stock‑based compensation expense, equal to the aggregate fair value of this common stock on the date of issuance.

Stock-based compensation expense for the year ended December 31, 2018 includes $2.2 million of stock-based compensation expense related to options for the purchase of an aggregate of 447,000 shares of common stock that have non-market, performance-based vesting conditions for which the performance condition was achieved during the year ended December 31, 2018. As of December 31, 2018, the Company has outstanding options for the purchase of an aggregate of 232,500 shares of common stock with non-market, performance-based vesting conditions whereby the achievement of the conditions has not yet been determined to be probable and, therefore, the Company has not recorded any compensation expense related to these stock options.

As of December 31, 2018, total unrecognized compensation cost related to unvested stock‑based awards was $89.6 million, which is expected to be recognized over a weighted average period of 2.7 years.

11. Income Taxes

2017 U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA Act”) was signed into United States law, making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one‑time transition tax on the mandatory deemed repatriation of cumulative deferred foreign earnings as of December 31, 2017. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which directed taxpayers to consider the impact of the TCJA as “provisional” when a registrant did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. During the fourth quarter of 2018 the Company completed its accounting for the tax effects of the TCJA with no material changes.

During the years ended December 31, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended
	December 31,
	2018	2017
Federal statutory income tax rate	(21.0)%	(34.0)%
State taxes, net of federal benefit	(4.8)	(3.2)
Federal and state research and development tax credits	(2.9)	(1.4)
Stock‑based compensation expense	4.5	12.8
Other	0.5	0.7
Remeasurement of deferred taxes due to the Tax Cuts and Jobs Act	—	11.1
Increase in deferred tax asset valuation allowance	23.7	14.0
Effective income tax rate	—%	—%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$25,508	$10,422
Research and development tax credit carryforwards	3,824	1,241
Accrued expenses	1,139	413
Capitalized intellectual property costs	764	367
Capitalized research and development expense	120	131
Stock‑based compensation expense	2,652	375
Total deferred tax assets	34,007	12,949
Deferred tax liabilities:
Depreciation and other	(341)	(374)
Total deferred tax liabilities	(341)	(374)
Valuation allowance	(33,666)	(12,575)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $93.2 million and $93.9 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $56.0 million which carryforward indefinitely. The state NOLs expire at various dates through 2038. As of December 31, 2018, the Company also had U.S. federal and state research and development tax credit carryforwards of $3.0 million and $1.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2031, respectively. During the year ended December 31, 2018, deferred tax assets, before valuation allowance, increased by approximately $21.1 million mainly due to the operating loss incurred by the Company during that period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three‑year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long‑term tax‑exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2018 and 2017. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018 and 2017 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2018 and 2017, and the impact of the TCJA in 2017, and were as follows (in thousands):

	Year ended
	December 31,
	2018	2017
Valuation allowance as of beginning of year	$12,575	$6,454
Decreases recorded as benefit to income tax provision	—	(4,887)
Increases recorded to income tax provision	21,091	11,008
Valuation allowance as of end of year	$33,666	$12,575

As of December 31, 2018 and 2017, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns in the U.S. and Massachusetts, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2015 to the present; however, carryforward attributes that were generated prior to January 1, 2015 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

12. Commitments and Contingencies

Operating Leases

The Company leases its office and laboratory facilities in Cambridge, Massachusetts under three noncancelable operating leases that expire in December 2018, February 2019 and September 2021. The Company continued to occupy the facility covered by the lease expiring in December 2018 until February 2019 in accordance with the holdover provisions in the lease. The lease agreements include lease incentives, payment escalations and rent holidays, which are accrued or deferred as appropriate such that rent expense for each lease is recognized on a straight-line basis over the terms of occupancy. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $2.4 million, $1.0 million and $0.4 million, respectively.

Future minimum lease payments under operating leases as of December 31, 2018 are as follows (in thousands):

Year ended December 31,
2019	$956
2020	713
2021	547
$2,216

Build-To-Suit Lease

In January 2018, the Company entered into a lease for office and laboratory space in Cambridge, Massachusetts (the “Initial Space”). The lease term commenced on January 28, 2019 and expires eight years from the commencement date. The Company is entitled to one five-year option to extend. The initial annual base rent is approximately $3.8 million, and such amount will increase during the initial term by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.9 million, which is secured by a cash deposit of the same amount. The lease agreement allows for a landlord-provided tenant improvement allowance of $9.9 million to be applied to the costs of the construction of the leasehold improvements, of which $0.5 million is repayable to the landlord over the term of the lease.

In November 2018, the Company amended its January 2018 lease to lease additional office and laboratory space in the same building (the “Expansion Space”). The term for the Expansion Space is expected to commence in August 2019 and expires nine years from the commencement date. The initial annual base rent for the Expansion Space is approximately $2.5 million and such amount will increase by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the Expansion Space, including costs of operations, maintenance, repair, replacement and property management. In connection with the lease amendment, the Company increased the letter of credit held for the benefit of the landlord by $0.6 million, which is secured by a cash deposit of the same amount. The lease amendment increased the landlord-provided tenant improvement allowance by $7.2 million.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company is deemed to be the owner of the leased space during the construction period because of certain indemnification provisions within the lease agreement. As a result, as of December 31, 2018, the Company capitalized approximately $45.1 million (equal to the estimated fair value of its leased portion of the premises) as construction-in-progress within property, plant and equipment and recorded a corresponding build-to-suit facility lease financing obligation. As of December 31, 2018, the current portion of the lease financing obligation of $4.5 million was classified within accrued expenses and other current liabilities and the remaining $41.4 million was classified as a lease liability, net of current portion, on its consolidated balance sheet. The Company took control of the Initial Space during the first quarter of 2019 at which time the lease commenced. Upon the commencement date of the Initial Space, in the first quarter of 2019, the Company assessed and determined the accounting treatment for the asset and corresponding liability under ASC 842, Leases, which was adopted as of January 1, 2019 according to ASU No. 2016-02 (see Note 2).

As of December 31, 2018, minimum commitments under this lease are as follows (in thousands):

Year ending December 31,
2019	$4,502
2020	6,428
2021	6,621
2022	6,820
2023	7,024
Thereafter	27,777
$59,172

License Agreement with the Whitehead Institute for Biomedical Research

The Company has a license agreement with the Whitehead Institute for Biomedical Research (“WIBR”), as amended, under which the Company has been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of the Company’s red cell therapies (the “WIBR License”). The Company is obligated to pay WIBR annual license maintenance fees of less than $0.1 million, as well as patent-related costs, including legal fees and low single-digit royalties based on annual net sales of licensed products and licensed services by the Company and its sublicensees. Based on the progress the Company makes in the advancement of products covered by the licensed patent rights, the Company is required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, the Company is required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by the Company on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

The Company has the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of contract or in the event of the Company’s bankruptcy, liquidation, insolvency or cessation of business related to the license.

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the year ended December 31, 2018, the Company made matching contributions of $0.2 million.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(89,195)	$(43,847)	$(11,016)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	(656)	(748)
Net loss attributable to common stockholders	$(89,195)	$(44,503)	$(11,764)

Denominator:
Weighted average common shares outstanding, basic and diluted	39,285,468	8,023,785	7,200,581
Net loss per share attributable to common stockholders, basic and diluted	$(2.27)	$(5.55)	$(1.63)

Upon the issuance of Series A Preferred Stock, the holders of such shares were entitled to cumulative dividends of 8.0% per year, compounding annually. In connection with the issuance and sale of Series B Preferred Stock in June 2017, the holders of Series A Preferred Stock agreed to remove the cumulative dividend and redemption rights associated with the Series A Preferred Stock. Accordingly, during the year ended December 31, 2017, the calculation of net loss attributable to common stockholders included the accretion of Series A redeemable convertible preferred stock to redemption value.

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

	Year ended December 31,
	2018	2017	2016
Convertible preferred stock (as converted to common stock)	—	43,933,006	29,570,662
Warrants to purchase convertible preferred stock (as converted to common stock)	—	135,567	133,333
Restricted common stock(1)	2,230,235	6,277,014	348,120
Stock options to purchase common stock	14,784,770	4,661,635	4,159,165
	17,015,005	55,007,222	34,211,280

(1)	Includes unvested restricted stock and vested restricted stock issued for promissory notes.

14. Related Parties

In April 2013, the Company entered into a services agreement with Flagship Ventures Management, Inc. (“Flagship”), an affiliate of one of its principal stockholders, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company recorded general and administrative expense and made cash payments for services received under this agreement of $1.3 million, $0.9 million and $0.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, 2017 and 2016, the Company had no amounts payable to Flagship for costs related to the services agreement.

In January 2017, the Company loaned $0.7 million to the chairman of its board of directors to purchase shares of common stock pursuant to a promissory note and a restricted stock agreement (see Note 10). In May 2017, the Company loaned $1.8 million to the chairman of its board of directors to purchase shares of common stock pursuant to a promissory note and a restricted stock agreement (see Note 10). The January 2017 promissory note provided that the unpaid principal amount of the loan bore interest at 1.97% annually, and the May 2017 promissory note provided that the unpaid principal amount of the loan bore interest at 2.04% annually. Interest was payable annually or was converted to principal and payable at the maturity date. The maturity date of the promissory notes occurred on the earliest of (i) seven years from the issuance date of the notes, (ii) 60 days following the date of termination of services of the borrower, and (iii) immediately prior to an initial filing of a registration statement by the Company. The promissory notes were partial‑recourse and secured by a pledge of the shares of common stock purchased with the promissory notes. As of December 31, 2017, no amounts were due to the Company and no amounts had been received by the Company as repayment of these promissory notes. On June 21, 2018, the aggregate principal balance of both promissory notes of $2.5 million and all interest that had accrued thereon, totaling $0.1 million, was forgiven by the Company and the promissory notes were terminated.

In April 2017, the Company loaned $0.2 million to an executive officer of the Company to purchase shares of common stock pursuant to two promissory notes and two restricted stock agreements (see Note 10). The promissory notes provided that the unpaid principal amount of the loans bore interest at 2.05% annually, and interest was payable annually or was converted to principal and payable at the maturity date. The maturity date of the promissory notes occurred on the earliest of (i) seven years from the issuance date of the notes, (ii) 60 days following the date of termination of employment of the borrower, and (iii) immediately prior to an initial filing of a registration statement by the Company. The promissory notes were partial‑recourse and secured by a pledge of the shares of common stock purchased with the promissory notes. As of December 31, 2017, no amounts were due to the Company and no amounts had been received by the Company as repayment of these promissory notes. On June 21, 2018, the aggregate principal balance of both promissory notes of $0.2 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory notes were terminated.

15. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2018 and 2017. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018(1)	2018(1)	2018	2018
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—
Total operating expenses	14,603	20,384	27,554	29,122
Loss from operations	(14,603)	(20,384)	(27,554)	(29,122)
Net loss attributable to common stockholders	(14,411)	(21,239)	(26,362)	(27,183)
Net loss per share attributable to common stockholders, basic and diluted	$(1.72)	$(2.43)	$(0.42)	$(0.35)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—
Total operating expenses	4,783	9,033	11,975	17,473
Loss from operations	(4,783)	(9,033)	(11,975)	(17,473)
Net loss attributable to common stockholders	(5,233)	(9,834)	(11,919)	(17,517)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(1.25)	$(1.48)	$(2.07)

During the three months ended September 30, 2018, the Company adopted ASU 2018-07 (see Note 2) effective January 1, 2018. The Company has revised the results for the three months ended March 31, 2018 and the three months ended June 30, 2018 to reflect the adoption of ASU 2018-07.

The following tables summarize the impact of adoption to the Company’s previously issued consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2018		June 30, 2018
	As previously		As previously
	reported	As revised	reported	As revised
Operating expenses:
Research and development	$9,650	$9,506	$11,965	$11,361
General and administrative	5,797	5,097	16,279	9,023
Total operating expenses	15,447	14,603	28,244	20,384
Loss from operations	(15,447)	(14,603)	(28,244)	(20,384)
Net loss attributable to common stockholders	$(15,255)	$(14,411)	$(29,099)	$(21,239)
Net loss per share attributable to common stockholders, basic and diluted	$(1.83)	$(1.72)	$(3.33)	$(2.43)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 147 of this Annual Report on Form 10-K, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

(b) Exhibit Index

]
3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018)

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 2, 2018)

4.2

Second Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated February 23, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018)

10.1#

Amended and Restated 2014 Stock Incentive Plan, and form of award agreements thereunder ((Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018)

10.2#

2018 Stock Option and Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018)

10.2#	2018 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018)

10.3#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018)

10.3#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 2, 2018)

10.4#

Employment Agreement between Rubius Therapeutics, Inc. and Pablo J. Cagnoni, M.D., dated July 2, 2018 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018)

10.5#

Employment Agreement between Rubius Therapeutics, Inc. and Torben Straight Nissen, Ph.D., dated July 2, 2018 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018)

10.6#

Employment Agreement between Rubius Therapeutics, Inc. and Andrew M. Oh, dated June 29, 2018 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018)

10.7#

Employment Agreement between Rubius Therapeutics, Inc. and Christopher L. Carpenter, M.D., Ph.D., dated June 29, 2018 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018)

10.8#

Second Amended and Restated Chairman Agreement between Rubius Therapeutics, Inc. and David R. Epstein, dated June 21, 2018 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018)

10.9#

Form of Indemnification Agreement between Rubius Therapeutics, Inc. and each of its directors (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018)

10.10#

Form of Indemnification Agreement between Rubius Therapeutics, Inc. and each of its executive officers (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018)

10.11^

Lease Agreement between Rubius Therapeutics, Inc. and ARE-MA Region No. 58 LLC, dated January 18, 2018 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018)

10.11.1*^^	First Amendment to Lease Agreement between Rubius Therapeutics, Inc. and ARE-MA Region No. 58 LLC, dated November 8, 2018

10.12^

Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated January 28, 2016 and First Amendment to the Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated December 12, 2017 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018)

10.12.1*^^	Second Amendment to the Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated July 25, 2018

10.13

Purchase and Sale Agreement between Rubius Therapeutics, Inc. and Alexion Pharmaceuticals, Inc., dated July 23, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 25, 2018)

10.14

Loan and Security Agreement between Rubius Therapeutics, Inc. and Solar Capital Ltd. dated December 21, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001-38586) filed on December 21, 2018)

21.1*	List of Subsidiaries of Rubius Therapeutics, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

#Indicates a management contract or any compensatory plan, contract or arrangement.

^Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

^^Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

†This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary

The company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBIUS THERAPEUTICS, INC.

By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Pablo Cagnoni and Andrew Oh, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pablo J. Cagnoni	Chief Executive Officer, Director	March 28, 2019
Pablo J. Cagnoni	(Principal Executive Officer)

/s/ David R. Epstein	Chairman, Director	March 28, 2019
David R. Epstein

/s/ Andrew M. Oh	Chief Financial Officer	March 28, 2019
Andrew M. Oh	(Principal Financial Officer and Principal Accounting Officer)

	Director	March 28, 2019
Noubar B. Afeyan, Ph.D.

/s/ Francis Cuss	Director	March 28, 2019
Francis Cuss, M.B., B.Chir., FRCP

/s/ Robert S. Langer	Director	March 28, 2019
Robert S. Langer, Sc.D.

	Director	March 28, 2019
Natalie Holles

/s/ Roger Pomerantz	Director	March 28, 2019
Roger Pomerantz, M.D.

Signature	Title	Date

/s/ Michael Rosenblatt	Director	March 28, 2019
Michael Rosenblatt, M.D.

/s/ Catherine A. Sohn	Director	March 28, 2019
Catherine A. Sohn, Pharm.D.

/s/ Jonathan R. Symonds	Director	March 28, 2019
Jonathan R. Symonds, CBE