Form 10-K/A
period 2018-12-31
Rubius Therapeutics, Inc.
filed 2019-05-15
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-38586

RUBIUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2688109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Binney Street, Suite 300 Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip code)

(617) 679-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 Par Value	RUBY	NASDAQ Global Select Market

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

EXPLANATORY NOTE

Rubius Therapeutics, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K  for the year ended December 31, 2018 (the “Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019, through the filing of this Amendment No. 1 (this “Amendment”) solely for the purpose of re-filing Exhibits 10.11.1 and 10.12.1 (together, the “Exhibits”) in accordance with guidance published by the staff (the “Staff”) of the SEC relating to the filing of redacted material contracts without applying for confidential treatment of the redacted information (the “Staff Guidance”), as provided for in the SEC’s Release No. 33-10618, which became effective on April 2, 2019, and the amendments to Form 10-K  provided for therein (the “New CT Rules”). In accordance with the Staff Guidance, the Company has withdrawn its pending confidential treatment application with respect to the Exhibits and is, through the filing of this Amendment, re-filing the Exhibits in accordance with the requirements of the New CT Rules. The footnotes to the index of exhibits included in this Amendment have also been revised to distinguish exhibits that reflect omissions pursuant to confidential treatment orders previously granted by the Staff and omissions made in accordance with the New CT Rules.

Except for the revised Exhibits, this Amendment does not amend, update or restate any other items or sections of the Annual Report and does not reflect events occurring after the original filing date of the Annual Report.

In connection with the filing of this Amendment, the Company is including certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are included as part of the Annual Report filed with the SEC on March 28, 2019:

1. Financial Statements

See Index to the Consolidated Financial Statements on page 147 of the Annual Report.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits listed below are filed or incorporated by reference in this Amendment.

(b) Exhibit Index

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018).

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 2, 2018).

4.2

Second Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated February 23, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.1#

Amended and Restated 2014 Stock Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.2#

2018 Stock Option and Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018).

10.2#	2018 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018).

10.3#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.3#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 2, 2018).

10.4#

Employment Agreement between Rubius Therapeutics, Inc. and Pablo J. Cagnoni, M.D., dated July 2, 2018 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018).

10.5#

Employment Agreement between Rubius Therapeutics, Inc. and Torben Straight Nissen, Ph.D., dated July 2, 2018 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018).

10.6#

Employment Agreement between Rubius Therapeutics, Inc. and Andrew M. Oh, dated June 29, 2018 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018).

10.7#

Employment Agreement between Rubius Therapeutics, Inc. and Christopher L. Carpenter, M.D., Ph.D., dated June 29, 2018 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 9, 2018).

10.8#

Second Amended and Restated Chairman Agreement between Rubius Therapeutics, Inc. and David R. Epstein, dated June 21, 2018 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.9#

Form of Indemnification Agreement between Rubius Therapeutics, Inc. and each of its directors (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.10#

Form of Indemnification Agreement between Rubius Therapeutics, Inc. and each of its executive officers (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.11^

Lease Agreement between Rubius Therapeutics, Inc. and ARE-MA Region No. 58 LLC, dated January 18, 2018 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.11.1*^^	First Amendment to Lease Agreement between Rubius Therapeutics, Inc. and ARE-MA Region No. 58 LLC, dated November 8, 2018.

10.12^

Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated January 28, 2016 and First Amendment to the Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated December 12, 2017 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.12.1*^^	Second Amendment to the Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated July 25, 2018.

10.13

Purchase and Sale Agreement between Rubius Therapeutics, Inc. and Alexion Pharmaceuticals, Inc., dated July 23, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 25, 2018).

10.14

Loan and Security Agreement between Rubius Therapeutics, Inc. and Solar Capital Ltd. dated December 21, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001-38586) filed on December 21, 2018).

21.1	List of Subsidiaries of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

23.1

Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

24.1	Power of Attorney (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

31.2

Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

31.3*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

32.2†

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on March 28, 2019).

*     Filed herewith.

#     Indicates a management contract or any compensatory plan, contract or arrangement.

^     Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

^^   Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Date: May 15, 2019	RUBIUS THERAPEUTICS, INC.

	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni
Chief Executive Officer