Form 10-Q
period 2019-03-31
Rubius Therapeutics, Inc.
filed 2019-05-15
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-38586

RUBIUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2688109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Binney Street, Suite 300 Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip code)

(617) 679-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RUBY	The Nasdaq Global Select Market

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

As of April 30, 2019, the registrant had 79,932,301 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

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

i

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10‑Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10‑Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10‑Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10‑Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10‑Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10‑Q.

ii

Rubius Therapeutics, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$192,499	$307,064
Investments	186,414	96,987
Prepaid expenses and other current assets	6,799	9,737
Restricted cash	122	622
Total current assets	385,834	414,410
Operating lease, right-of-use-asset	29,186	—
Property, plant and equipment, net	24,577	62,796
Restricted cash	1,735	1,735
Other assets	138	168
Total assets	$441,470	$479,109
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$10,200	$7,886
Accrued expenses and other current liabilities	5,975	7,616
Operating lease liabilities	4,525	4,502
Total current liabilities	20,700	20,004
Long-term debt, net of discount	24,431	24,347
Deferred rent	—	143
Liability for early exercise of stock options and restricted stock	144	166
Other long term liabilities	506	—
Operating lease liabilities, net of current portion	24,053	41,441
Total liabilities	69,834	86,101
Commitments and contingencies (see Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2019 and December 31, 2018; 79,854,195 and 79,234,853 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	80	79
Additional paid-in capital	553,338	543,040
Accumulated other comprehensive income (loss)	81	(29)
Accumulated deficit	(181,863)	(150,082)
Total stockholders' equity	371,636	393,008
Total liabilities, convertible preferred stock and stockholders' equity	$441,470	$479,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	20,871	9,506
General and administrative	13,535	5,097
Total operating expenses	34,406	14,603
Loss from operations	(34,406)	(14,603)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	(43)
Interest expense	(583)	(83)
Interest income and other income, net	2,408	318
Total other income, net	1,825	192
Net loss	(32,581)	(14,411)
Net loss per share, basic and diluted	$(0.42)	$(1.72)
Weighted average common shares outstanding, basic and diluted	77,544,089	8,355,276

Comprehensive loss:
Net loss	$(32,581)	$(14,411)
Other comprehensive loss:
Unrealized gains (losses) on investments, net of tax of $0	110	(45)
Comprehensive loss	$(32,471)	$(14,456)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(32,581)	$(14,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,478	2,613
Depreciation and amortization expense	661	227
Change in fair value of preferred stock warrant liability	—	43
Accretion of discount on investments	(489)	(49)
Non-cash interest expense	21	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,695	(138)
Operating lease, right-of-use-asset	509	—
Accounts payable	(966)	452
Accrued expenses and other current liabilities	(2,487)	206
Deferred rent	—	155
Operating lease liabilities	287	—
Net cash used in operating activities	(22,872)	(10,889)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,164)	(830)
Purchases of investments	(117,983)	(56,148)
Sales and maturities of investments	29,155	—
Net cash used in investing activities	(92,992)	(56,978)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	100,986
Proceeds from issuance of common stock upon exercise of stock options	799	4
Net cash provided by financing activities	799	100,990
Net increase (decrease) in cash, cash equivalents and restricted cash	(115,065)	33,123
Cash, cash equivalents and restricted cash at beginning of period	309,421	104,572
Cash, cash equivalents and restricted cash at end of period	$194,356	$137,695

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$336	$79
Cash paid for leases	$177	$—

Supplemental disclosure of non-cash investing and financing information:
Lease assets obtained in exchange for new operating lease liabilities	$27,944	$—
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$4,630	$223
Amounts capitalized under build-to-suit lease transaction	$—	$11,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balances at December 31, 2017	43,933,006	$139,790	14,977,317	$15	$17,277	$—	$(60,979)	$(43,687)
Issuance of Series C convertible preferred stock, net of issuance costs of $214	7,912,432	100,986	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	19,750	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	2,613	—	—	2,613
Cumulative effect adjustment for adoption of ASU 2018-07	—	—	—	—	(92)	—	92	—
Unrealized losses on investments	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(14,411)	(14,411)
Balances at March 31, 2018	51,845,438	$240,776	14,997,067	$15	$19,802	$(45)	$(75,298)	$(55,526)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balances at December 31, 2018	—	$—	79,234,853	$79	$543,040	$(29)	$(150,082)	$393,008
Issuance of common stock upon exercise of stock options	—	—	619,342	1	798	—	—	799
Stock-based compensation expense	—	—	—	—	9,478	—	—	9,478
Vesting of restricted common stock	—	—	—	—	22	—	—	22
Unrealized gains on investments	—	—	—	—	—	110	—	110
Cumulative effect adjustment for adoption of ASC 842							800	800
Net loss	—	—	—	—	—	—	(32,581)	(32,581)
Balances at March 31, 2019	—	$—	79,854,195	$80	$553,338	$81	$(181,863)	$371,636

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $32.6 million for the three months ended March 31, 2019 and $89.2 million for the year ended December 31, 2018. As of March 31, 2019, the Company had an accumulated deficit of $181.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 15, 2019, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2019 and condensed consolidated results of operations for the three months ended March 31, 2019 and 2018 and the condensed consolidated cash flows for the three months ended March 31, 2019 and 2018 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock and the preferred stock warrant liability prior to the IPO and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of March 31, 2019, consisted of U.S. government money market funds, U.S. government treasury bills, U.S. government agency bonds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of each of March 31, 2019 and December 31, 2018, the Company maintained letters of credit totaling $1.8 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company classified $1.7 million as restricted cash (non-current) in its condensed consolidated balance sheet as of both March 31, 2019 and December 31, 2018, and classified $0.1 million and $0.6 million as restricted cash (current) in its condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

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

Investments

The Company’s investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company classifies its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such investments are available for current operations.

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

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was codified as Accounting Standards Codification (“ASC”), 842, Leases, to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019 using the modified retrospective transition method. The prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. The adoption of the new standard resulted in the recognition of a cumulative effect adjustment of $0.8 million to accumulated deficit due to the derecognition of the Company’s build-to-suit lease.

At the inception of an arrangement as lessee or lessor, the Company determines whether the arrangement is or contains a lease. Operating lease cost is recognized over the lease term on a straight-line basis. Variable lease cost and short-term leases (lease terms less than 12 months) are recognized as incurred.  When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

For lessee arrangements, operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (1) for lessee and lessor arrangements within all asset classes, combine lease and non-lease components as a single component, with the lease expense recognized over the expected term on a straight-line basis and (2) for lessee arrangements, apply short-term lease exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for leases with terms of one year or less.

Recently Adopted Accounting Pronouncements

ASU No. 2018-07, Compensation —  Stock Compensation

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

The following table summarizes the cumulative effect to the Company’s condensed consolidated balance sheet upon the adoption of ASU 2018-07 on January 1, 2018 (in thousands):

	Balance at		Balance at
	December 31, 2017	Adjustments	January 1, 2018
Additional paid-in capital	$17,277	$(92)	$17,185
Accumulated deficit	(60,979)	92	(60,887)

The $0.1 million adjustment is the result of the change in fair value of the unvested awards, representing awards for which a measurement date had not been established, using an expected term rather than the contractual term of the awards.

The results for the three months ended March 31, 2018 have been revised to reflect the adoption of ASU 2018-07 effective January 1, 2018. The following table summarizes the impact of the adoption to the Company’s previously issued condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31, 2018
	As previously
	reported	As revised
Operating expenses:
Research and development	$9,650	$9,506
General and administrative	5,797	5,097
Total operating expenses	15,447	14,603
Loss from operations	(15,447)	(14,603)
Net loss attributable to common stockholders	$(15,255)	$(14,411)
Net loss per share, basic and diluted	$(1.83)	$(1.72)

Comprehensive loss:
Net loss	$(15,255)	$(14,411)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(45)	(45)
Comprehensive loss	$(15,300)	$(14,456)

As of the adoption date of January 1, 2018, the Company had 330,917 outstanding options to non-employees for which a measurement date had not been established. As of the adoption date of January 1, 2018, the Company had 4,767,014 shares of restricted common stock held by non-employees that were being accounted for as stock options for which a measurement date had not been established. The weighted average fair value of these awards was $5.88 per share as of January 1, 2018. The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of outstanding awards granted to non-employees for which a measurement date had not been established as of the adoption date of January 1, 2018:

Risk-free interest rate	2.3%
Expected volatility	74%
Expected dividend yield	—
Expected term (in years)	6.1
Common stock value	$6.28

ASU No. 2016-02, Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized over the lease term based on an effective interest method for financing leases or on a straight-line basis for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to previous guidance for operating leases under ASC 840. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years.

ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. This standard provides a number of optional practical expedients in transition. The Company applied the package of practical expedients to leases that commenced prior to the effective date, whereby it elected not to reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases that have terms of one year or less.  The most significant effects of adoption were the recognition of material new right-of-use assets and corresponding liabilities on its condensed consolidated balance sheet related to its existing facility operating leases (see Note 12). In addition, the Company has a material lease where the Company was deemed the owner during the construction period and for which the construction was not complete as of January 1, 2019. The Company took control of the leased space during the first quarter of 2019 at which time the lease commenced.  Under ASC 842, as the commencement date of this material lease had not occurred, the new right-of-use assets and corresponding liabilities related to this lease were not recognized on the condensed consolidated balance sheet as of date of adoption, January 1, 2019, however, were recognized upon the commencement date of January 28, 2019.  The adoption of this standard has had a material impact on the Company’s financial position but is not expected to significantly affect the Company’s results of operations.

The following table summarizes the financial impact on the Company’s condensed consolidated balance sheet upon the adoption of ASU 2016-02 and the cumulative effect adjustment on January 1, 2019 (in thousands):

	Balance at		Balance at
	December 31, 2018	Adjustments	January 1, 2019
Operating lease, right-of-use-asset	$—	$1,751	$1,751
Property, plant and equipment, net	62,796	(45,142)	17,654
Deferred rent	143	(143)	—
Accrued expenses and other current liabilities	12,118	(4,451)	7,667
Lease liability, net of current portion	41,441	(41,441)	—
Operating lease liabilities	—	616	616
Operating lease liabilities, net of current portion	—	1,226	1,226
Accumulated deficit	150,082	800	150,882

ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted. The Company early-adopted this standard on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type, excluding a receivable from unsettled maturity of a security, consisted of the following (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury notes (due within one year)	$161,161	$112	$(3)	$161,270
U.S. government agency bonds (due within one year)	19,781	1	—	19,782
	$180,942	$113	$(3)	$181,052

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury notes (due within one year)	$79,312	$—	$(26)	$79,286
U.S. government agency bonds (due within one year)	17,704	—	(3)	17,701
	$97,016	$—	$(29)	$96,987

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at March 31, 2019 using:
				Not Subject to
	Level 1	Level 2	Level 3	Leveling	Total
Assets:
Cash equivalents:
Money market funds	$164,884	$—	$—	$—	$164,884
U.S. government agency bonds	—	27,424	—		27,424
Investments:
U.S. government agency bonds	—	19,782	—	—	19,782
U.S. treasury notes	—	134,139	—	—	134,139
U.S. treasury bills	—	27,131	—	—	27,131
Receivable from unsettled maturity of a security(1)	—	—	—	5,362	5,362
	$164,884	$208,476	$—	$5,362	$378,722

(1)	Represents a receivable from the maturity of a security, which occurred during the three months ended March 31, 2019 and for which cash settlement was received in April 2019.

	Fair value measurements at December 31, 2018 using:
				Not Subject to
	Level 1	Level 2	Level 3	Leveling	Total
Assets:
Cash equivalents:
Money market funds	$282,160	$—	$—	$—	$282,160
U.S. treasury bills	—	24,904	—		24,904
Investments:
U.S. government agency bonds	—	17,701	—	—	17,701
U.S. treasury notes	—	79,286	—	—	79,286
	$282,160	$121,891	$—	$—	$404,051

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the three months ended March 31, 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2019.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Laboratory equipment	$10,159	$7,122
Land	1,300	1,300
Leasehold improvements	218	117
Computer equipment	427	276
Furniture and fixtures	838	—
Construction-in-progress	14,109	55,828
	27,051	64,643
Less: Accumulated depreciation and amortization	(2,474)	(1,847)
	$24,577	$62,796

Upon adoption of ASU 2016-02 (Topic 842), the existing construction-in-progress balance within property and equipment, and the corresponding build-to-suit facility lease financing obligation balance were derecognized, resulting in a reduction to construction-in-progress of $45.1 million (See Note 2).

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. In August 2018, the Company began renovations to customize this facility to manufacture clinical supply of its product candidates. Of the total purchase price, $1.3 million was allocated to the value of land acquired based on the value of comparable assets, and $6.7 million was allocated to construction in progress, as the building was not ready for its intended use. During the three months ended March 31, 2019, the Company capitalized approximately $1.6 million in construction-in-progress for design and demolition costs related to the renovation project. Construction-in-progress capitalized to date for design and demolition of the facility totaled $3.7 million. In addition, the Company capitalized interest of less than $0.1 million during the three months ended March 31, 2019 and less than $0.1 million to date during the construction period.

Construction-in-progress, as of March 31, 2019, also included $3.7 million of lab equipment received but not yet placed into service.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued employee compensation and benefits	$1,145	$3,377
Accrued external research and development expenses	1,576	2,252
Other	3,254	1,987
	$5,975	$7,616

6. Debt

The Company was party to a loan and security agreement, as amended (the “2015 Credit Facility”), under which the Company had borrowed an aggregate of $5.5 million. Until May 2018, borrowings under the 2015 Credit Facility bore interest at an annual rate equal to the bank’s prime rate plus 1.25%, subject to a floor of 4.5%, and were repayable in monthly interest-only payments through May 2018 and in equal monthly payments of principal plus accrued interest from June 2018 until the maturity date in November 2019. In May 2018, the Company further amended the 2015 Credit Facility to modify the interest rate and extend the interest-only payment period and the maturity date. Subsequent to this amendment, outstanding borrowings under the 2015 Credit Facility bore interest at an annual rate equal to the bank’s prime rate plus 0.75%, subject to a floor of 5.5%, and were repayable in monthly interest-only payments through May 2019 and in equal monthly payments of principal plus accrued interest from June 2019 until the scheduled maturity date in November 2020.

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such covenants as of March 31, 2019. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of March 31, 2019, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2019 (nine months ending December 31)	$—
2020	—
2021	—
2022	12,500
Thereafter	12,500
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

Upon the closing of the IPO in July 2018, all 51,845,438 shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock and, therefore, there was no outstanding preferred stock at March 31, 2019 and December 31, 2018, respectively.

8. Warrants to Purchase Convertible Preferred Stock

During 2015 and 2017, the Company issued warrants to purchase up to 133,333 shares of Series A Preferred Stock and 2,234 shares of Series B Preferred Stock, respectively, in connection with the 2015 Credit Facility and an amendment to the 2015 Credit Facility (see Note 6). The warrants were exercisable at a price of $0.60 per share and $8.39 per share for the 2015 and 2017 issuances, respectively, and had a contractual term of ten years from issuance. The fair value of the warrants on the issuance date was recorded as a debt discount and as a preferred stock warrant liability.

The Company remeasured the fair value of the liability for these preferred stock warrants at each reporting date and recorded any adjustments as other income (expense). The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model, and the resulting change in fair value was recorded in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive loss. For the year ended December 31, 2018, the Company recorded other expense of $2.2 million to reflect the change in fair value of these preferred stock warrants.

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

Also on July 20, 2018, the Company completed its IPO, pursuant to which it issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $254.3 million, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock then outstanding automatically converted into 51,845,438 shares of common stock (see Note 7).

10. Stock-Based Compensation

Service-Based Stock Options

During the three months ended March 31, 2019, the Company granted options with service-based vesting conditions for the purchase of 1,461,660 shares of common stock with a weighted average exercise price of $14.36 per share and a weighted average grant-date fair value of $9.80 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$1,991	$265
General and administrative expenses	7,487	2,348
	$9,478	$2,613

As of March 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $94.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

11. Commitments and Contingencies

License Agreement with the Whitehead Institute for Biomedical Research

The Company has a license agreement with the Whitehead Institute for Biomedical Research (“WIBR”), as amended, under which the Company has been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of the Company’s red cell therapies (the “WIBR License”). The Company is obligated to pay WIBR annual license maintenance fees of less than $0.1 million, as well as patent-related costs, including legal fees, and low single-digit royalties based on annual net sales of licensed products and licensed services by the Company and its sublicensees. Based on the progress the Company makes in the advancement of products covered by the licensed patent rights, the Company is required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, the Company is required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by the Company on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

The Company has the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of contract or in the event of the Company’s bankruptcy, liquidation, insolvency or cessation of business related to the license.

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three months ended March 31, 2019 and 2018, the Company made matching contributions of $0.2 million and $0.1 million, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

12. Leases

Operating Leases

The Company leases its office and laboratory facilities in Cambridge, Massachusetts under two noncancelable operating leases. The first lease expires in September 2021. The second lease is subject to two expiration dates based on two distinct leased spaces, expiring in January 2027 and July 2028. The lease agreements include lease incentives, payment escalations and rent holidays.

In January 2018, the Company entered into a lease for office and laboratory space in Cambridge, Massachusetts (the “Initial Space”). The lease term commenced on January 28, 2019 and expires eight years from the commencement date. The Company is entitled to one five-year option to extend, which is not included in the lease term. The initial annual base rent is approximately $3.8 million, and such amount will increase during the initial term by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $0.9 million, which is collateralized by a cash deposit of the same amount. The lease agreement allows for a landlord-provided tenant improvement allowance of $9.4 million to be applied to the costs of the construction of the leasehold improvements, of which $0.5 million is repayable to the landlord over the term of the lease.

In November 2018, the Company amended its January 2018 Initial Space lease, as described above, to lease additional office and laboratory space in the same building (the “Expansion Space”). The term for the Expansion Space is expected to commence in August 2019 and expires nine years from the commencement date. The initial annual base rent for the Expansion Space is approximately $2.5 million and such amount will increase by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the Expansion Space, including costs of operations, maintenance, repair, replacement and property management. In connection with the lease amendment, the Company increased the letter of credit held for the benefit of the landlord by $0.6 million, which is collateralized by a cash deposit of the same amount. The lease amendment increased the landlord-provided tenant improvement allowance by $9.2 million, of which $2.0 million is repayable to the landlord over the term of the lease.

During 2018, in accordance with ASC 840, Leases, the Company was deemed to be the owner of the lease for the Initial and Expansion Space during the construction period due to certain indemnification provisions within the lease agreement. As a result, as of December 31, 2018, the Company capitalized approximately $45.1 million (equal to the estimated fair value of its leased portion of the premises) as construction-in-progress within property, plant and equipment and recorded a corresponding build-to-suit facility lease financing obligation.

Under ASC 842, the Company is no longer considered the accounting owner due to (1) the Company not having the right to obtain or control the leased premises during the construction period, (2) the lessor having no right of payment for the partially constructed assets, and the leased premises are not of a specialized nature and, thus, could be potentially leased to another tenant, and (3) the Company not legally owning or controlling the land on which the property improvements will be constructed.  As such, upon adoption of ASU 2016-02 (Topic 842), the existing construction-in-progress balance within property and equipment, and the corresponding build-to-suit facility lease financing obligation balance were derecognized. Subsequently, the Company took control of the Initial Space on January 28, 2019 at which time the lease commenced and the Company assessed and determined the accounting treatment for the asset and corresponding liability under ASC 842.

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that an agreement with a contract manufacturing supplier constituted a lease under ASC 842 as the Company has the right to substantially all the economic benefits from the use of the asset and can direct the use of the asset. The Company entered into the agreement during the first quarter of 2019. The lease commenced during March 2019 and expires 22 months from commencement date with no stated option to extend the term.

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and, therefore, has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. Assets under operating lease at March 31, 2019 were $29.2 million. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of March 31, 2019, minimum lease payments under the Company’s operating leases are as follows (in thousands):

Year Ending December 31,
2019 (nine months ending December 31)	$6,280
2020	8,123
2021	7,245
2022	6,880
2023	7,085
2024	7,296
Thereafter	20,668
63,577
Less: imputed interest	(9,253)
$54,324

The Company’s minimum lease payments under its operating leases include payments for the Company’s Expansion Space of $25.7 million based on an estimated commencement date of August 2019. The Company is not considered the accounting owner due to (1) the Company not having the right to obtain or control the leased premises during the construction period, (2) the lessor having no right of payment for the partially constructed assets, and the leased premises are not of a specialized nature and, thus, could be potentially leased to another tenant, and (3) the Company not legally owning or controlling the land on which the property improvements will be constructed. The lease will commence when the Company takes control of the Expansion Space. Upon the commencement date, the Company will assess and determine the accounting treatment for the asset and corresponding liability.

As of December 31, 2018, minimum commitments under the Company’s operating leases, as required under prior lease guidance in ASC 840, were as follows (in thousands):

Year Ending December 31,
2019	$5,458
2020	7,141
2021	7,168
2022	6,820
2023	7,024
Thereafter	27,777
$61,388

The Company has not entered any material financing leases as of March 31, 2019.

Sublease

In February 2019, the Company entered into a sublease agreement with a related party to sublease all office and laboratory space under one of the Company’s operating leases in Cambridge, Massachusetts (see Note 14). The term of the sublease agreement commenced in February 2019 and expires at the end of the Company’s lease agreement with the landlord in September 2021, with no option to extend. The annual rent for the subleased premises is equal to the annual rent owed by the Company to the landlord for the leased premises. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management.

The Company concluded that the sublease is an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.

As of March 31, 2019, future undiscounted cash inflows under the sublease are as follows (in thousands):

Year Ending December 31,
2019 (nine months ending December 31)	$537
2020	735
2021	541
$1,813

Lease Portfolio

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

Three Months Ended March 31,
2019
Lease Cost
Operating lease cost	$1,040
Short-term lease cost	76
Variable lease cost	135
Sublease income	(70)
Total lease cost	$1,181

Operating Leases
Operating lease, right-of-use-asset	$29,186
Operating lease liabilities	4,525
Operating lease liabilities, net of current portion	24,053

Other information:
Weighted average remaining lease term - operating leases	7.03 years
Weighted-average discount rate - operating leases	7.90%

13. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net Loss	$(32,581)	$(14,411)

Denominator:
Weighted average common shares outstanding, basic and diluted	77,544,089	8,355,276
Net loss per share, basic and diluted	$(0.42)	$(1.72)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares from the periods in the table above, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2019	2018
Convertible preferred stock (as converted to common stock)	—	51,845,438
Warrants to purchase convertible preferred stock (as converted to common stock)	—	135,567
Restricted common stock(1)	1,816,047	6,627,014
Stock options to purchase common stock	15,826,888	7,443,885
	17,642,935	66,051,904

(1)	Includes unvested restricted stock and, in 2018, vested restricted stock issued for promissory notes.

14. Related Parties

In April 2013, the Company entered into a services agreement with Flagship Ventures Management, Inc. (“Flagship”), an affiliate of one of its principal stockholders, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company did not receive services under this agreement during the three months ended March 31, 2019. The Company recorded general and administrative expense and made cash payments for services received under this agreement of $0.2 million during the three months ended March 31, 2018. As of March 31, 2019, the Company had no amounts payable to Flagship for costs related to the services agreement.

In February 2019, the Company entered into a sublease agreement with a related party to sublease all office and laboratory space under one of the Company’s operating leases in Cambridge, Massachusetts. The term of the sublease agreement commenced in February 2019 and expires at the end of the Company’s lease agreement with the landlord in September 2021, with no option to extend (see Note 12). The Company recorded accounts receivable and other income of $0.1 million and did not receive cash payments under this agreement during the three months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or SEC, on March 28, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10‑Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have focused substantially all of our resources on building our proprietary RED PLATFORM, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing drug product material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our initial public offering, or IPO. On July 20, 2018, we completed our IPO pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $32.6 million for the three months ended March 31, 2019 and $89.2 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $181.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2019, we had cash, cash equivalents and investments of $378.9 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements, including the renovation and customization of our recently purchased manufacturing facility, and debt service payments into 2021. See “—Liquidity and Capital Resources.”

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

Other Income (Expense)

Change in Fair Value of Preferred Stock Warrant Liability

In connection with our 2015 loan and security agreement with Pacific Western Bank, we issued warrants to purchase Series A and Series B preferred stock. We classified these warrants as a liability on our condensed consolidated balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as a component of other income (expense) in our condensed consolidated statements of operations and comprehensive loss. Upon the closing of our IPO in July 2018, the preferred stock warrants became exercisable for common stock instead of preferred stock and were concurrently exercised by the holders. As a result, the fair value of the warrants was reclassified to additional paid-in capital and we no longer have a warrant liability to remeasure.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $93.2 million and $93.9 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million, which expire at various dates through 2037, and $56.0 million, which carryforward indefinitely. The state NOLs expire at various dates through 2038. As of December 31, 2018, we also had U.S. federal and state research and development tax credit carryforwards of $3.0 million and $1.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2031, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	20,871	9,506	11,365
General and administrative	13,535	5,097	8,438
Total operating expenses	34,406	14,603	19,803
Loss from operations	(34,406)	(14,603)	(19,803)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	(43)	43
Interest expense	(583)	(83)	(500)
Interest income and other income (expense), net	2,408	318	2,090
Total other income (expense), net	1,825	192	1,633
Net loss	$(32,581)	$(14,411)	$(18,170)

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
RTX-134	$5,259	$1,673	$3,586
RTX-240 (formerly RTX-212)	37	—	37
Platform development, early-stage research and unallocated expenses:
Personnel-related	5,378	2,252	3,126
Stock-based compensation expense	1,991	265	1,726
External manufacturing and research	867	2,429	(1,562)
Laboratory supplies and research materials	3,867	1,794	2,073
Facility related and other	3,472	1,093	2,379
Total research and development expenses	$20,871	$9,506	$11,365

Research and development expenses were $20.9 million for the three months ended March 31, 2019, compared to $9.5 million for the three months ended March 31, 2018. The increase in direct costs related to our RTX‑134 program of $3.6 million was primarily due to contract manufacturing costs and IND-enabling activities incurred in preparation for our planned Phase 1b clinical trial of RTX‑134 in patients with phenylketonuria. The increases in personnel-related costs and stock-based compensation expense of $3.1 million and $1.7 million, respectively, were due primarily to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $2.1 million was primarily due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $2.4 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January 2019, as well as additional laboratory services to support increased headcount.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Personnel-related	$2,496	$976	$1,520
Stock-based compensation expense	7,487	2,348	5,139
Professional and consultant fees	2,530	1,451	1,079
Facility related and other	1,022	322	700
Total general and administrative expenses	$13,535	$5,097	$8,438

General and administrative expenses for the three months ended March 31, 2019 were $13.5 million, compared to $5.1 million for the three months ended March 31, 2018. The increase in general and administrative expenses of $8.4 million was primarily due to an increase in stock-based compensation expense of $5.1 million and personnel related costs of $1.5 million. The increase in stock-based compensation expense and personnel-related costs was primarily due to increased headcount in our general and administrative function, including additions to the executive management team. Professional and consultant fees increased by $1.1 million primarily due to increased patent costs and increases in accounting, audit, legal and consulting fees incurred to operate as a public company. The increase in facility-related and other expenses of $0.7 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January 2019, as well as additional insurance costs resulting from operating as a public company.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to its derecognition upon exercise, which was effective upon the closing of our IPO.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2019, as compared to $0.1 million for the three months ended March 31, 2018. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Interest Income and Other Income (Expense), Net

Interest income for the three months ended March 31, 2019 was $2.3 million compared to $0.3 million in the three months ended March 31, 2018. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO in July 2018 and our 2018 Credit Facility (as defined below) in December 2018.

Other income (expense), net was not significant during the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our IPO. As of March 31, 2019, we had cash, cash equivalents and investments of $378.9 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, the company repaid all borrowings under its 2015 loan and security agreement and entered into a new loan and security agreement for an aggregate principal amount of $75.0 million, of which $25.0 million was outstanding as of March 31, 2019.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(22,872)	$(10,889)
Cash used in investing activities	(92,992)	(56,978)
Cash provided by financing activities	799	100,990
Net increase in cash, cash equivalents and restricted cash	$(115,065)	$33,123

Operating Activities

During the three months ended March 31, 2019, operating activities used $22.9 million of cash, primarily resulting from our net loss of $32.6 million, partially offset by net non-cash charges of $9.7 million, primarily consisting of stock-based compensation expense, and net cash provided by changes in our operating assets and liabilities of less than $0.1 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $3.2 million decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $3.2 million.

During the three months ended March 31, 2018, operating activities used $10.9 million of cash, primarily resulting from our net loss of $14.4 million, partially offset by net non‑cash charges of $2.8 million, primarily consisting of stock‑based compensation expense, and net cash provided by changes in our operating assets and liabilities of $0.7 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $0.7 million increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $93.0 million, consisting of net purchases of investments of $88.8 million and purchases of property, plant and equipment of $4.2 million. Our cash purchases of property, plant and equipment primarily consisted of $2.6 million for the purchase of laboratory equipment, $0.8 million for the purchase of leasehold improvements and $0.6 million for the design and demolition related to the renovation of our manufacturing facility in Smithfield, Rhode Island.

During the three months ended March 31, 2018, net cash used in investing activities was $57.0 million, consisting of purchases of marketable securities of $56.1 million and purchases of property and equipment of $0.8 million.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities of $0.8 million consisted of proceeds from issuance of common stock upon exercise of stock options.

During the three months ended March 31, 2018, net cash provided by financing activities was $101.0 million, consisting primarily of proceeds from the issuance of preferred stock.

Loan and Security Agreements

In November 2015, we entered into a loan and security agreement, as amended, or the 2015 Credit Facility, with Pacific Western Bank under which we borrowed an aggregate of $5.5 million. In December 2018, we repaid all borrowings under the 2015 Credit Facility and terminated it. The aggregate principal amount of the loan outstanding at the time of repayment was $5.5 million and we did not incur any penalties as a result of the repayment. We recognized a loss on the extinguishment of the 2015 Credit Facility of less than $0.1 million related to the unamortized debt discount at the time of repayment. The loss on extinguishment was recorded as additional interest expense.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such covenants as of March 31, 2019. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the company’s assets, other than its intellectual property.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$63,577	$6,280	$15,368	$13,965	$27,964
Debt obligations(2)	33,591	1,504	4,010	27,089	988
Total	$97,168	$7,784	$19,378	$41,054	$28,952

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under two operating lease agreements that expire in September 2021 and July 2028 and our embedded lease resulting from an agreement with a contract manufacturing supplier that expires in December 2021.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 7.98% per annum, which was the interest rate in effect as of March 31, 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, on March 28, 2019 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 28, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019, we had cash, cash equivalents and investments of $378.9 million, which consisted of cash, U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of March 31, 2019, we had $25.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10‑Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, including our condensed consolidated financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations,” and in our other filings with the Securities and Exchange Commission. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business, technology and industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a preclinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products in clinical development or approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the three months ended March 31, 2019 and the year ended December 31, 2018, we reported net losses of $32.6 million and $89.2 million, respectively. As of March 31, 2019, we had an accumulated deficit of $181.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of March 31, 2019, we had $378.9 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, including the ongoing renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting rare diseases, cancer and autoimmune diseases, including RTX-134, RTX-240 (formerly RTX-212) and others that may be selected from preclinical programs. We filed an investigational new drug application, or IND, for RTX-134 in the first quarter of 2019, which was accepted by the FDA. We plan to file INDs for additional Red Cell Therapeutic, or RCT, product candidates during 2020, 2021 and thereafter. In particular, RTX-134, as our first planned clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design and establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, a lack of clinically relevant activity, or shorter than expected circulation time of RTX-134 in vivo.

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

We anticipate competing with the largest biopharmaceutical companies in the world, as well as a broad range of smaller biotechnology companies which are all currently conducting research in cellular therapies, either alone or in partnerships with other parties, and all of which have or may have greater financial and human resources than we currently have. In addition to these fully integrated biopharmaceutical companies, we also compete with those companies whose products target the same indications as our product candidates. Many third parties compete with us in developing various approaches to rare diseases, cancer and autoimmune therapies. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our RCT product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our RCTs or that would render our cancer targeted RCTs obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other rare diseases, cancer and autoimmune therapies continue to accelerate.

In addition, we are aware of at least four companies that are leveraging the red blood cell as a platform. Erytech Pharma SA is using hypotonic enzyme loading to create products for use in cancer, rare disease and immunology. There are three other companies that rely on loading proteins into mature red cells: Orphan Technologies Ltd., which is developing a range of products aimed at rare diseases; EryDel SpA, which is in late-stage development of dexamethasone loaded red blood cells, or RBCs for the treatment of ataxia telangiectasia and has declared a number of pre-clinical programs including PKU; and SQZ Biotechnologies Companies, which is pursuing preclinical applications in cancer, enzyme replacement therapy and immune tolerance using a variety of cell-based approaches.

Outside of RBC based competition, there are a number of companies developing engineered enzymes and specializing in rare diseases, such as Codexis, Inc., and Aeglea BioTherapeutics, Inc.. There are a also a number of gene therapy companies, such as BioMarin Pharmaceutical, Inc., Homology Medicines, Inc., and Moderna, Inc. with active gene therapy programs in PKU. Synlogic, Inc. is one of several companies developing engineered probiotic therapeutics to treat inborn errors of metabolism including a product for the treatment of PKU. Finally, Agios Pharmaceuticals, Inc. declared that it is developing a small molecule approach to PKU treatment. All of the above are in various stages of discovery, preclinical and clinical development.

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

As of April 30, 2019, we had 174 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

As of March 31, 2019, we had cash, cash equivalents and investments of $378.9 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since March 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We may seek Fast Track Designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure our stockholders that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of April 30, 2019, most of the patent rights that we own or in-license are currently pending patent applications, except that we own two issued U.S. patents directed to methods of treating phenylketonuria with RTX-134 and we have in-licensed one U.S. patent related to cells modified using the enzyme sortase. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $12.71 per share and as high as $33.01 per share through April 30, 2019. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of April 30, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

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

As of March 31, 2019, we have used $73.4 million of the net proceeds from the IPO, consisting of $56.3 million used in operations, $8.0 million for the purchase of our manufacturing facility and $9.1 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

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

RUBIUS THERAPEUTICS, INC.

Date: May 15, 2019	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Andrew M. Oh
Andrew M. Oh
Chief Financial Officer
(Principal Financial Officer)