Form 10-Q
period 2019-06-30
Rubius Therapeutics, Inc.
filed 2019-08-13
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 79,651,358 shares of common stock, $0.001 par value per share, outstanding.

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

•	our ability to advance any product candidate into or successfully complete any clinical trial;
•	our ability or the potential to successfully manufacture our product candidates for clinical trials or for commercial use, if approved;
•	our plans to renovate, customize and operate our manufacturing facility purchased in 2018;
•	the potential for our identified research priorities to advance our technologies;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$141,084	$307,064
Investments	221,246	96,987
Prepaid expenses and other current assets	4,196	9,737
Restricted cash	122	622
Total current assets	366,648	414,410
Operating lease, right-of-use-asset	27,643	—
Property, plant and equipment, net	41,898	62,796
Restricted cash	1,735	1,735
Other assets	108	168
Total assets	$438,032	$479,109
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,344	$7,886
Accrued expenses and other current liabilities	13,805	7,616
Operating lease liabilities	5,076	4,502
Total current liabilities	21,225	20,004
Long-term debt, net of discount	49,422	24,347
Other long-term liabilities	604	309
Operating lease liabilities, net of current portion	23,137	41,441
Total liabilities	94,388	86,101
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2019 and December 31, 2018; 80,077,679 and 79,234,853 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	80	79
Additional paid-in capital	564,527	543,040
Accumulated other comprehensive income (loss)	290	(29)
Accumulated deficit	(221,253)	(150,082)
Total stockholders' equity	343,644	393,008
Total liabilities and stockholders' equity	$438,032	$479,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	27,518	11,361	48,389	20,867
General and administrative	13,767	9,023	27,302	14,120
Total operating expenses	41,285	20,384	75,691	34,987
Loss from operations	(41,285)	(20,384)	(75,691)	(34,987)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	(1,718)	—	(1,761)
Interest expense	(539)	(89)	(1,122)	(172)
Interest income and other income, net	2,434	952	4,842	1,270
Total other income (expense), net	1,895	(855)	3,720	(663)
Net loss	(39,390)	(21,239)	(71,971)	(35,650)
Net loss per share, basic and diluted	$(0.50)	$(2.43)	$(0.92)	$(4.17)
Weighted average common shares outstanding, basic and diluted	78,396,714	8,727,392	77,972,757	8,542,362

Comprehensive loss:
Net loss	$(39,390)	$(21,239)	$(71,971)	$(35,650)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	209	18	319	(27)
Comprehensive loss	$(39,181)	$(21,221)	$(71,652)	$(35,677)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(71,971)	$(35,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,082	8,515
Depreciation and amortization expense	1,446	502
Change in fair value of preferred stock warrant liability	—	1,761
Accretion of discount on investments	(1,215)	(120)
Loss on disposal of property and equipment	119	—
Non-cash interest expense	114	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,142)	(265)
Operating lease, right-of-use-asset	2,052	—
Accounts payable	(4,741)	3,033
Accrued expenses and other current liabilities	2,612	1,434
Deferred rent	—	(18)
Operating lease liabilities	(67)	—
Net cash used in operating activities	(52,711)	(20,787)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,415)	(1,458)
Purchases of investments	(176,899)	(78,425)
Sales and maturities of investments	54,174	13,710
Net cash used in investing activities	(140,140)	(66,173)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	100,986
Payments of initial public offering costs	—	(715)
Proceeds from repayment of promissory note	—	245
Proceeds from borrowings under loan and security agreement	25,000	—
Proceeds from issuance of common stock upon exercise of stock options	1,371	18
Net cash provided by financing activities	26,371	100,534
Net increase (decrease) in cash, cash equivalents and restricted cash	(166,480)	13,574
Cash, cash equivalents and restricted cash at beginning of period	309,421	104,572
Cash, cash equivalents and restricted cash at end of period	$142,941	$118,146

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$1,033	$—
Cash paid for leases	$1,084	$—

Supplemental disclosure of non-cash investing and financing information:
Lease assets obtained in exchange for new operating lease liabilities	$27,944	$—
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$4,739	$850
Amounts capitalized under build-to-suit lease transaction	$—	$16,918
Deferred offering costs and issuance costs included in accounts payable or accrued expenses	$—	$1,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balances at December 31, 2018	79,234,853	$79	$543,040	$(29)	$(150,082)	$393,008
Issuance of common stock upon exercise of stock options	619,342	1	798	—	—	799
Stock-based compensation expense	—	—	9,478	—	—	9,478
Vesting of restricted common stock	—	—	22	—	—	22
Unrealized gains on investments	—	—	—	110	—	110
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	800	800
Net loss	—	—	—	—	(32,581)	(32,581)
Balances at March 31, 2019	79,854,195	80	553,338	81	(181,863)	371,636
Issuance of common stock upon exercise of stock options	223,484	—	572	—	—	572
Stock-based compensation expense	—	—	10,604	—	—	10,604
Vesting of restricted common stock	—	—	13	—	—	13
Unrealized gains on investments	—	—	—	209	—	209
Net loss	—	—	—	—	(39,390)	(39,390)
Balances at June 30, 2019	80,077,679	$80	$564,527	$290	$(221,253)	$343,644

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - continued

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balances at December 31, 2017	43,933,006	$139,790	14,977,317	$15	$17,277	$—	$(60,979)	$(43,687)
Issuance of Series C convertible preferred stock, net of issuance costs of $214	7,912,432	100,986	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	19,750	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	2,613	—	—	2,613
Cumulative effect adjustment for adoption of ASU 2018-07	—	—	—	—	(92)	—	92	—
Unrealized losses on investments	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(14,411)	(14,411)
Balances at March 31, 2018	51,845,438	240,776	14,997,067	15	19,802	(45)	(75,298)	(55,526)
Issuance of common stock upon exercise of stock options	—	—	12,750	—	14	—	—	14
Stock-based compensation expense	—	—	—	—	5,902	—	—	5,902
Vesting of restricted common stock	—	—	—	—	122	—	—	122
Unrealized losses on investments	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(21,239)	(21,239)
Balances at June 30, 2018	51,845,438	$240,776	15,009,817	$15	$25,840	$(27)	$(96,537)	$(70,709)

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $72.0 million for the six months ended June 30, 2019 and $89.2 million for the year ended December 31, 2018. As of June 30, 2019, the Company had an accumulated deficit of $221.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 13, 2019, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2019 and condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018 and the condensed consolidated cash flows for the six months ended June 30, 2019 and 2018 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of June 30, 2019, consisted of U.S. government money market funds, U.S. government treasury bills, U.S. government agency bonds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of each of June 30, 2019 and December 31, 2018, the Company maintained letters of credit totaling $1.8 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company classified $1.7 million as restricted cash (non-current) in its condensed consolidated balance sheet as of both June 30, 2019 and December 31, 2018, and classified $0.1 million and $0.6 million as restricted cash (current) in its condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

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

During the third quarter of 2018, the Company adopted ASU 2018-07 with an effective date of January 1, 2018 by remeasuring outstanding equity-classified awards issued to non-employees for which a measurement date had not been established through a cumulative-effect adjustment to accumulated deficit as of January 1, 2018. The Company has elected to estimate the expected term of options utilizing the “simplified” method for both employee and non-employee options that qualify as “plain-vanilla” options. The Company has elected to account for forfeitures for non-employee options as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

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

The results for the three and six months ended June 30, 2018 have been revised to reflect the adoption of ASU 2018-07 effective January 1, 2018. The following table summarizes the impact of the adoption to the Company’s previously issued condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	As previously		As previously
	reported	As revised	reported	As revised
Operating expenses:
Research and development	$11,965	$11,361	$21,615	$20,867
General and administrative	16,279	9,023	22,076	14,120
Total operating expenses	28,244	20,384	43,691	34,987
Loss from operations	(28,244)	(20,384)	(43,691)	(34,987)
Net loss attributable to common stockholders	$(29,099)	$(21,239)	$(44,354)	$(35,650)
Net loss per share, basic and diluted	$(3.33)	$(2.43)	$(5.19)	$(4.17)

Comprehensive loss:
Net loss	$(29,099)	$(21,239)	$(44,354)	$(35,650)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	18	18	(27)	(27)
Comprehensive loss	$(29,081)	$(21,221)	$(44,381)	$(35,677)

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

The following table summarizes the financial impact on the Company’s condensed consolidated balance sheet upon the adoption of ASU 2016-02 and the cumulative effect adjustment on January 1, 2019 (in thousands):

	Balance at		Balance at
	December 31, 2018	Adjustments	January 1, 2019
Operating lease, right-of-use-asset	$—	$1,751	$1,751
Property, plant and equipment, net	62,796	(45,142)	17,654
Deferred rent	143	(143)	—
Accrued expenses and other current liabilities	12,118	(4,451)	7,667
Lease liability, net of current portion	41,441	(41,441)	—
Operating lease liabilities	—	616	616
Operating lease liabilities, net of current portion	—	1,226	1,226
Accumulated deficit	(150,082)	800	(149,282)

ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted. The Company early-adopted this standard on January 1, 2019 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury notes (due within one year)	$188,030	$268	$—	$188,298
U.S. government agency bonds (due within one year)	32,926	22	—	32,948
	$220,956	$290	$—	$221,246

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury notes (due within one year)	$79,312	$—	$(26)	$79,286
U.S. government agency bonds (due within one year)	17,704	—	(3)	17,701
	$97,016	$—	$(29)	$96,987

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at June 30, 2019 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$141,084	$—	$—	$141,084
Investments:
U.S. government agency bonds	—	32,948	—	32,948
U.S. treasury notes	—	137,150	—	137,150
U.S. treasury bills	—	51,148	—	51,148
	$141,084	$221,246	$—	$362,330

	Fair value measurements at December 31, 2018 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$282,160	$—	$—	$282,160
U.S. treasury bills	—	24,904	—	24,904
Investments:
U.S. government agency bonds	—	17,701	—	17,701
U.S. treasury notes	—	79,286	—	79,286
	$282,160	$121,891	$—	$404,051

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the six months ended June 30, 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2019.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$12,166	$7,122
Land	1,300	1,300
Leasehold improvements	218	117
Computer equipment	540	276
Furniture and fixtures	838	—
Construction-in-progress	29,945	55,828
	45,007	64,643
Less: Accumulated depreciation and amortization	(3,109)	(1,847)
	$41,898	$62,796

Upon adoption of ASU 2016-02 (Topic 842), the existing construction-in-progress balance within property and equipment, and the corresponding build-to-suit facility lease financing obligation balance were derecognized, resulting in a reduction to construction-in-progress of $45.1 million (See Note 2).

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. In August 2018, the Company began renovations to customize this facility to manufacture clinical supply of its product candidates. Of the total purchase price, $1.3 million was allocated to the value of land acquired based on the value of comparable assets, and $6.7 million was allocated to construction in progress, as the building was not ready for its intended use. During the six months ended June 30, 2019, the Company capitalized approximately $10.8 million in construction-in-progress for design, demolition and construction costs related to the renovation project. Construction-in-progress capitalized to date for design, demolition and construction of the facility totaled $12.9 million. In addition, the Company capitalized interest of $0.1 million during the six months ended June 30, 2019 and less than $0.1 million to date during the construction period.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$2,346	$3,377
Accrued external research and development expenses	5,148	2,252
Accrued manufacturing facility expenses	3,901	—
Other	2,410	1,987
	$13,805	$7,616

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

2018 Credit Facility

On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million. In June 2019, the Company made a second borrowing of $25.0 million. The third tranche will be available to the Company through June 30, 2020, subject to the satisfaction of certain financial covenants.

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such covenants as of June 30, 2019. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of June 30, 2019, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2019 (six months ending December 31)	$—
2020	—
2021	—
2022	25,000
Thereafter	25,000
$50,000

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

Upon the closing of the IPO in July 2018, all 51,845,438 shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock and, therefore, there was no outstanding preferred stock at June 30, 2019 and December 31, 2018, respectively.

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

10. Stock-Based Compensation

Service-Based Stock Options

During the six months ended June 30, 2019, the Company granted options with service-based vesting conditions for the purchase of 1,967,304 shares of common stock with a weighted average exercise price of $14.85 per share and a weighted average grant-date fair value of $10.07 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$2,612	$719	$4,603	$984
General and administrative expenses	7,992	5,183	15,479	7,531
	$10,604	$5,902	$20,082	$8,515

As of June 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $89.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three and six months ended June 30, 2019, the Company made matching contributions of $0.1 million and $0.3 million, respectively.

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

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and, therefore, has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. Assets under operating lease at June 30, 2019 were $27.6 million. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of June 30, 2019, minimum lease payments under the Company’s operating leases are as follows (in thousands):

Year Ending December 31,
2019 (six months ending December 31)	$5,370
2020	8,123
2021	7,245
2022	6,880
2023	7,085
2024	7,296
Thereafter	20,668
62,667
Less: imputed interest	(8,708)
$53,959

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
$61,388

The Company has not entered any material financing leases as of June 30, 2019.

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

As of June 30, 2019, future undiscounted cash inflows under the sublease are as follows (in thousands):

Year Ending December 31,
2019 (six months ending December 31)	$360
2020	735
2021	541
$1,636

Lease Portfolio

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease Cost
Operating lease cost	$1,593	$2,633
Short-term lease cost	20	96
Variable lease cost	795	930
Sublease income	(299)	(369)
Total lease cost	$2,109	$3,290

Operating Leases
Operating lease, right-of-use-asset		$27,643
Operating lease liabilities		$5,076
Operating lease liabilities, net of current portion		$23,137

Other information:
Weighted average remaining lease term - operating leases		6.85 years
Weighted-average discount rate - operating leases		7.92%

13. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net Loss	$(39,390)	$(21,239)	$(71,971)	$(35,650)

Denominator:
Weighted average common shares outstanding, basic and diluted	78,396,714	8,727,392	77,972,757	8,542,362
Net loss per share, basic and diluted	$(0.50)	$(2.43)	$(0.92)	$(4.17)

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

	June 30,
	2019	2018
Convertible preferred stock (as converted to common stock)	—	51,845,438
Warrants to purchase convertible preferred stock (as converted to common stock)	—	135,567
Restricted common stock	1,401,858	3,058,612
Stock options to purchase common stock	16,066,547	11,961,731
	17,468,405	67,001,348

14. Related Parties

In April 2013, the Company entered into a services agreement with Flagship Ventures Management, Inc. (“Flagship”), an affiliate of one of its principal stockholders, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company recorded general and administrative expense for services received under this agreement of $0.3 million and $0.5 million during the three and six months ended June 30, 2018, respectively. The Company made cash payments of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, related to these services. The Company did not receive services under this agreement during the three and six months ended June 30, 2019. As of June 30, 2019, the Company had no amounts payable to Flagship for costs related to the services agreement.

In February 2019, the Company entered into a sublease agreement with a related party to sublease all office and laboratory space under one of the Company’s operating leases in Cambridge, Massachusetts. The term of the sublease agreement commenced in February 2019 and expires at the end of the Company’s lease agreement with the landlord in September 2021, with no option to extend (see Note 12). Under this agreement, the Company recorded other income of $0.3 million and $0.4 million during the three and six months ended June 30, 2019, respectively. The Company received cash payments of $0.3 million during both the three and six months ended June 30, 2019. As of June 30, 2019, the Company recorded accounts receivable of $0.1 million under this agreement.

15. Subsequent Events

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents, subject to the effectiveness of the Company’s registration statement on Form S-3 filed on August 1, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Distribution Agreement. As of the date of these financial statements, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

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

We received IND clearance for a Phase 1b clinical trial evaluating RTX-134 for the treatment of phenylketonuria, or PKU, in approximately 10 patients with PKU. We expect to report initial clinical data from the first patients enrolled by the end of 2019. The clinical objectives associated with our initial Phase 1b trial of RTX-134 are preliminary safety; longevity of cells in circulation; production of trans-cinnamic acid, a biomarker of RTX-134’s mechanism of action; and determination of preliminary dose and schedule for a multi-dose Phase 2 trial.

Following FDA review of the data from the Phase 1b trial, we plan to investigate multi-dose administration of RTX-134 in a Phase 2 trial to further evaluate safety and magnitude of phenylalanine reduction, which is a measure of efficacy in PKU trials. Assuming favorable results from the planned multi-dose administration phase of the trial, we expect to advance RTX-134 to a registrational trial and to begin a pediatric trial.

Since our inception, we have focused substantially all of our resources on building our proprietary RED PLATFORM, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing drug product material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and with proceeds from our initial public offering, or IPO. On July 20, 2018, we completed our IPO pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. In August 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC with respect to an at-the-market, or ATM, offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $100.0 million. We have not yet sold any shares of our common stock under the ATM program.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $72.0 million for the six months ended June 30, 2019 and $89.2 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $221.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct clinical trials for our product candidates;
•	further develop our RED PLATFORM;
•	continue to discover and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific manufacturing and commercial personnel;
•	expand in-house manufacturing capabilities, including through the renovation, customization and operation of our manufacturing facility;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	acquire or in-license other product candidates and technologies;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
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

As of June 30, 2019, we had cash, cash equivalents and investments of $362.3 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements, including the renovation and customization of our manufacturing facility purchased in 2018, and debt service payments into 2021. See “—Liquidity and Capital Resources.”

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

Interest Income and Other Income, Net

Interest income consists of interest earned on our invested cash balances.

Other income, net consists of miscellaneous income and expense unrelated to our core operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	27,518	11,361	16,157
General and administrative	13,767	9,023	4,744
Total operating expenses	41,285	20,384	20,901
Loss from operations	(41,285)	(20,384)	(20,901)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	(1,718)	1,718
Interest expense	(539)	(89)	(450)
Interest income and other income, net	2,434	952	1,482
Total other income (expense), net	1,895	(855)	2,750
Net loss	$(39,390)	$(21,239)	$(18,151)

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development program expenses:
Rare disease	$6,986	$1,286	$5,700
Cancer	1,901	—	1,901
Platform development, early-stage research and unallocated expenses:
Personnel-related	5,989	3,027	2,962
Stock-based compensation expense	2,612	719	1,893
External manufacturing and research	2,453	3,142	(689)
Laboratory supplies and research materials	3,808	1,968	1,840
Facility related and other	3,769	1,219	2,550
Total research and development expenses	$27,518	$11,361	$16,157

Research and development expenses were $27.5 million for the three months ended June 30, 2019, compared to $11.4 million for the three months ended June 30, 2018. The increase in direct costs related to our rare disease program of $5.7 million was primarily due to costs incurred in preparation for our planned Phase 1b clinical trial of RTX‑134 in patients with phenylketonuria. The increase in direct costs of $1.9 million in our lead cancer programs, including RTX-240, was related to preclinical activities. The increases in personnel-related costs and stock-based compensation expense of $3.0 million and $1.9 million, respectively, were due primarily to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $1.8 million was primarily due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $2.6 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January 2019, as well as additional laboratory services to support increased headcount.

General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Personnel-related	$2,358	$1,835	$523
Stock-based compensation expense	7,992	5,183	2,809
Professional and consultant fees	1,962	1,547	415
Facility related and other	1,455	458	997
Total general and administrative expenses	$13,767	$9,023	$4,744

General and administrative expenses for the three months ended June 30, 2019 were $13.8 million, compared to $9.0 million for the three months ended June 30, 2018. The increase in general and administrative expenses of $4.7 million was primarily due to an increase in stock-based compensation expense of $2.8 million and personnel related costs of $0.5 million. The increase in stock-based compensation expense and personnel-related costs was primarily due to increased headcount in our general and administrative function, including additions to the executive management team. Professional and consultant fees increased by $0.4 million primarily due to increased patent costs and increases in accounting, audit, legal and consulting fees incurred to operate as a public company. The increase in facility-related and other expenses of $1.0 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January 2019, as well as additional insurance costs resulting from operating as a public company.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability of $1.7 million was due to its derecognition upon exercise, which was effective upon the closing of our IPO.

Interest Expense

Interest expense was $0.5 million for the three months ended June 30, 2019, as compared to $0.1 million for the three months ended June 30, 2018. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Interest Income and Other Income, Net

Interest income for the three months ended June 30, 2019 was $2.2 million compared to $1.0 million in the three months ended June 30, 2018. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO in July 2018 and borrowings under our 2018 Credit Facility (as defined below) in December 2018.

Other income, net was not significant during each of the three months ended June 30, 2019 and 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	48,389	20,867	27,522
General and administrative	27,302	14,120	13,182
Total operating expenses	75,691	34,987	40,704
Loss from operations	(75,691)	(34,987)	(40,704)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	(1,761)	1,761
Interest expense	(1,122)	(172)	(950)
Interest income and other income, net	4,842	1,270	3,572
Total other income (expense), net	3,720	(663)	4,383
Net loss	$(71,971)	$(35,650)	$(36,321)

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development program expenses:
Rare disease	$12,245	$2,959	$9,286
Cancer	1,938	—	1,938
Platform development, early-stage research and unallocated expenses:
Personnel-related	11,367	5,279	6,088
Stock-based compensation expense	4,603	984	3,619
External manufacturing and research	3,320	5,571	(2,251)
Laboratory supplies and research materials	7,675	3,762	3,913
Facility related and other	7,241	2,312	4,929
Total research and development expenses	$48,389	$20,867	$27,522

Research and development expenses were $48.4 million for the six months ended June 30, 2019, compared to $20.9 million for the six months ended June 30, 2018. The increase in direct costs related to our rare disease program of $9.3 million was primarily due to costs incurred in preparation for our planned Phase 1b clinical trial of RTX‑134 in patients with phenylketonuria. The increase in direct costs of $1.9 million in our lead cancer programs, including RTX-240, was related to preclinical activities. The increases in personnel-related costs and stock-based compensation expense of $6.1 million and $3.6 million, respectively, were due primarily to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $3.9 million was primarily due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $4.9 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January 2019, as well as additional laboratory services to support increased headcount.

General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Personnel-related	$4,854	$2,811	$2,043
Stock-based compensation expense	15,479	7,531	7,948
Professional and consultant fees	4,492	2,998	1,494
Facility related and other	2,477	780	1,697
Total general and administrative expenses	$27,302	$14,120	$13,182

General and administrative expenses for the six months ended June 30, 2019 were $27.3 million, compared to $14.1 million for the six months ended June 30, 2018. The increase in general and administrative expenses of $13.2 million was primarily due to an increase in stock-based compensation expense of $7.9 million and personnel related costs of $2.0 million. The increase in stock-based compensation expense and personnel-related costs was primarily due to increased headcount in our general and administrative function, including additions to the executive management team. Professional and consultant fees increased by $1.5 million primarily due to increased patent costs and increases in accounting, audit, legal and consulting fees incurred to operate as a public company. The increase in facility-related and other expenses of $1.7 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January 2019, as well as additional insurance costs resulting from operating as a public company.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to its derecognition upon exercise, which was effective upon the closing of our IPO.

Interest Expense

Interest expense was $1.1 million for the six months ended June 30, 2019, as compared to $0.2 million for the six months ended June 30, 2018. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Interest Income and Other Income, Net

Interest income for the six months ended June 30, 2019 was $4.5 million compared to $1.2 million in the six months ended June 30, 2018. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO in July 2018 and our 2018 Credit Facility (as defined below) in December 2018.

Other income, net was not significant during the six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our IPO. As of June 30, 2019, we had cash, cash equivalents and investments of $362.3 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, the company repaid all borrowings under its 2015 loan and security agreement and entered into a new loan and security agreement for an aggregate principal amount of $75.0 million, of which $50.0 million was outstanding as of June 30, 2019.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(52,711)	$(20,787)
Cash used in investing activities	(140,140)	(66,173)
Cash provided by financing activities	26,371	100,534
Net increase in cash, cash equivalents and restricted cash	$(166,480)	$13,574

Operating Activities

During the six months ended June 30, 2019, operating activities used $52.7 million of cash, primarily resulting from our net loss of $72.0 million, offset by net non-cash charges of $20.5 million, primarily consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $2.2 million decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $0.9 million.

During the six months ended June 30, 2018, operating activities used $20.8 million of cash, primarily resulting from our net loss of $35.7 million, partially offset by net non-cash charges of $10.7 million, primarily consisting of stock-based compensation expense, and net cash provided by changes in our operating assets and liabilities of $4.2 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $4.5 million increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $140.1 million, consisting of net purchases of investments of $122.7 million and purchases of property, plant and equipment of $17.4 million. Our cash purchases of property, plant and equipment primarily consisted of $9.3 million for the purchase of laboratory equipment and $7.2 million for the design, demolition and construction related to the renovation of our manufacturing facility in Smithfield, Rhode Island.

During the six months ended June 30, 2018, net cash used in investing activities was $66.2 million, consisting of net purchases of marketable securities of $64.7 million and purchases of property and equipment of $1.5 million.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities of $26.4 million consisted of $25.0 million proceeds received from borrowings under a loan and security agreement and $1.4 million proceeds received from issuance of common stock upon exercise of stock options.

During the six months ended June 30, 2018, net cash provided by financing activities was $100.5 million, consisting primarily of proceeds from the issuance of preferred stock.

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

In December 2018, or the Closing Date, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million, or the 2018 Credit Facility. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, we made an initial draw of $25.0 million. In June 2019, we made a second borrowing of $25.0 million. The third tranche will be available to us through June 30, 2020, subject to the satisfaction of certain financial covenants.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such covenants as of June 30, 2019. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the company’s assets, other than its intellectual property.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$62,667	$9,409	$14,748	$6,982	$31,528
Debt obligations(2)	65,030	3,965	20,223	27,065	13,777
Total	$127,697	$13,374	$34,971	$34,047	$45,305

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under two operating lease agreements that expire in September 2021 and July 2028 and our embedded lease resulting from an agreement with a contract manufacturing supplier that expires in December 2021.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 8.80% per annum, which was the interest rate in effect as of June 30, 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, we had cash, cash equivalents and investments of $362.3 million, which consisted of cash, U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2019, we had $50.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a preclinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products in clinical development or approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the six months ended June 30, 2019 and the year ended December 31, 2018, we reported net losses of $72.0 million and $89.2 million, respectively. As of June 30, 2019, we had an accumulated deficit of $221.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•conduct clinical trials for our product candidates;

•further develop our RED PLATFORM;

•continue to discover and develop additional product candidates;

•maintain, expand and protect our intellectual property portfolio;

•hire additional clinical, scientific manufacturing and commercial personnel;

•expand in-house manufacturing capabilities, including through the renovation, customization and operation of our manufacturing facility purchased in 2018;

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of June 30, 2019, we had $362.3 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, including the ongoing renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Regulatory authorities in different jurisdictions do not always agree on required nonclinical or clinical data or other requirements for product development and approval and may provide contradictory guidance, thus potentially further complicating or delaying product development or approval. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

All but one of our product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We intend to develop RTX-240, RTX-224 and RTX-321, and may develop future product candidates, alone and in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

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

•the efforts to facilitate timely enrollment in clinical trials;

•the patient referral practices of physicians;

•the ability to monitor patients adequately during and after treatment;

•	the availability of adequate supply or quality of our product candidates or other materials necessary to conduct clinical trials;

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations, or secondary market research databases, and may prove to be incorrect. For example, the number of new products in development for the diseases we are targeting continues to grow, and it is conceivable that patients will have multiple treatment options in the future. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our product candidates targeting rare diseases to target the smaller patient populations that suffer from the respective diseases we seek to treat. Furthermore, regulators and payors may further narrow the therapy-accessible treatment population. Even if we obtain significant market share for our product candidates, because certain of the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We expect to develop RTX-240, RTX-224 and RTX-321, and potentially future product candidates, alone and in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop RTX-240, RTX-224 and RTX-321, and likely other product candidates, alone and in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate RTX-240, RTX-224 and RTX-321 or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell RTX-240, RTX-224, RTX-321 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with RTX-240, RTX-224, RTX-321 or any product candidate we develop, we may be unable to obtain approval of or market RTX-240, RTX-224, RTX-321 or any product candidate we develop.

Cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies in general, and RCTs in particular, remain novel and unproven therapies, with no genetically engineered red cell therapy approved to date in the United States or the European Union. RCTs may not gain the acceptance of the public or the medical community. For example, CAR-Ts and other cellular therapies have in some cases caused severe side effects and even mortality and their broader use may therefore be limited. Although our RCTs are fundamentally different than these earlier cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Further, with respect to our RTX-240, RTX-224 and RTX-321 programs, the use of potent T cell and NK cell stimulation as a potential treatment for solid or hematological cancers is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

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

As of July 31, 2019, we had 206 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David R. Epstein, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Andrew Oh, our Chief Financial Officer, Chris Carpenter, our Chief Medical Officer and Spencer Fisk, our Senior Vice President of Manufacturing. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

As of June 30, 2019, we had cash, cash equivalents and investments of $362.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since June 30, 2019 no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

We are very early in our development efforts. All of our product candidates are still in preclinical development. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and all of our product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates, RTX-134, RTX-240, RTX-224 and RTX-321. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

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

•the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we contract for clinical and commercial supplies; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high, which may adversely impact physicians’ willingness to prescribe and treat. Further, even if one payor provides coverage for a given product, other payors may not provide coverage for that product. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. On

June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, RED PLATFORM and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, although we own and issued patent directed to the composition of matter of RTX-134, there can be no assurance that we will secure issued patents for additional product candidates. We have filed or intend to file patent applications directed to the composition of matter of our product candidates and various processes of our RED PLATFORM; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Although we have secured an issued United States patent directed to the RTX-134 composition of matter, we cannot be certain that the claims in our pending patent applications covering the composition of matter of all of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and RED PLATFORM could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of July 31, 2019, most of the patent rights that we own or in-license are currently pending patent applications, except that we own six issued U.S. patents and we have in-licensed one U.S. patent. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that we own or license may be challenged in the courts or patent offices in the U.S. and abroad. We or our licensors may be subject to a third party preissuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates, RED PLATFORM technologies or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates, RED PLATFORM and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Our in licensed patent rights from WIBR under the WIBR License were funded in part by the U.S. government and are therefore subject to certain federal regulations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. We do not currently control the manufacturing process of, and are currently completely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our product candidates. If and when our manufacturing facility purchased in 2018 becomes operational, we will be responsible for compliance with cGMP requirements. If we or our contract manufacturers cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

The manufacturing process used to produce our product candidates is complex and novel and it has not previously been used to manufacture products for clinical testing or commercialization. As a result of these complexities, the cost to manufacture our product candidates is higher than traditional small molecule chemical compounds and monoclonal antibodies and the manufacturing process is less reliable and is more difficult to reproduce. Furthermore, our manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $12.71 per share and as high as $33.01 per share through July 31, 2019. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of July 31, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have broad discretion in the use of our existing cash, cash equivalents and investments and may not use them effectively.

Our management has broad discretion in the application of our cash, cash equivalents and investments. Because of the number and variability of factors that will determine our use of our cash, cash equivalents and investments, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash, cash equivalents and investments in ways that ultimately increase the value of our stockholders investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not use our resources in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

The trading market for our common stock is influenced by research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim against us governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by those statutes or the rules and regulations under such statutes. The forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors or officers.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, the decision was appealed to the Delaware Supreme Court. While the Delaware Supreme Court dismissed the initial appeal on jurisdictional grounds, the appeal was re-filed to the Delaware Supreme Court on August 5, 2019 and remains pending. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed or otherwise abrogated, we do not intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, our Board of Directors intends to amend promptly the Company’s bylaws to remove the Federal Forum Provision. Such amendment could cause us to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.

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

As of June 30, 2019, we have used $116.5 million of the net proceeds from the IPO, consisting of $86.2 million used in operations, $8.0 million for the purchase of our manufacturing facility and $22.3 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018)

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018)

10.1*#	Letter Agreement between Rubius Therapeutics, Inc. and Torben Straight Nissen, Ph.D. dated May 14, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RUBIUS THERAPEUTICS, INC.

Date: August 13, 2019	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Andrew M. Oh
Andrew M. Oh
Chief Financial Officer
(Principal Financial Officer)