Form 10-Q
period 2019-09-30
Rubius Therapeutics, Inc.
filed 2019-11-14
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 79,800,858 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$109,611	$307,064
Investments	215,078	96,987
Prepaid expenses and other current assets	5,073	9,737
Restricted cash	—	622
Total current assets	329,762	414,410
Operating lease, right-of-use-asset	47,911	—
Property, plant and equipment, net	52,478	62,796
Restricted cash	1,735	1,735
Other assets	386	168
Total assets	$432,272	$479,109
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,679	$7,886
Accrued expenses and other current liabilities	14,866	7,616
Operating lease liabilities	6,998	4,502
Total current liabilities	33,543	20,004
Long-term debt, net of discount	49,509	24,347
Other long-term liabilities	438	309
Operating lease liabilities, net of current portion	41,439	41,441
Total liabilities	124,929	86,101
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 79,777,733 and 79,234,853 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	80	79
Additional paid-in capital	575,365	543,040
Accumulated other comprehensive income (loss)	166	(29)
Accumulated deficit	(268,268)	(150,082)
Total stockholders' equity	307,343	393,008
Total liabilities and stockholders' equity	$432,272	$479,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	33,530	14,363	81,919	35,230
General and administrative	14,952	13,191	42,254	27,311
Total operating expenses	48,482	27,554	124,173	62,541
Loss from operations	(48,482)	(27,554)	(124,173)	(62,541)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	(426)	—	(2,187)
Interest expense	(835)	(87)	(1,957)	(259)
Interest income and other income, net	2,302	1,705	7,144	2,975
Total other income, net	1,467	1,192	5,187	529
Net loss	(47,015)	(26,362)	(118,986)	(62,012)
Net loss per share, basic and diluted	$(0.59)	$(0.42)	$(1.52)	$(2.33)
Weighted average common shares outstanding, basic and diluted	79,115,305	62,311,111	78,357,791	26,662,233

Comprehensive loss:
Net loss	$(47,015)	$(26,362)	$(118,986)	$(62,012)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(124)	8	195	(19)
Comprehensive loss	$(47,139)	$(26,354)	$(118,791)	$(62,031)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(118,986)	$(62,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,440	18,402
Depreciation and amortization expense	2,294	879
Change in fair value of preferred stock warrant liability	—	2,187
Accretion of discount on investments	(1,939)	(198)
Loss on disposal of property and equipment	119	—
Non-cash interest expense	201	26
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,129)	(2,792)
Operating lease, right-of-use-asset	3,336	—
Other assets	(293)	—
Accounts payable	3,184	2,402
Accrued expenses and other current liabilities	3,725	2,472
Deferred rent	—	(14)
Operating lease liabilities	(1,411)	—
Net cash used in operating activities	(81,459)	(38,648)
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,381)	(11,671)
Purchases of investments	(259,231)	(87,369)
Sales and maturities of investments	143,275	33,460
Net cash used in investing activities	(143,337)	(65,580)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	100,986
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	257,866
Payments of initial public offering costs	—	(3,449)
Proceeds from repayment of promissory note	—	245
Repurchase of unvested restricted common stock	(122)	—
Proceeds from borrowings under loan and security agreement	25,000	—
Proceeds from issuance of common stock upon exercise of stock options	1,843	18
Net cash provided by financing activities	26,721	355,666
Net increase (decrease) in cash, cash equivalents and restricted cash	(198,075)	251,438
Cash, cash equivalents and restricted cash at beginning of period	309,421	104,572
Cash, cash equivalents and restricted cash at end of period	$111,346	$356,010

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$1,706	$—
Cash paid for leases	$3,194	$—

Supplemental disclosure of non-cash investing and financing information:
Lease assets obtained in exchange for new operating lease liabilities	$49,496	$—
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$6,073	$1,353
Amounts capitalized under build-to-suit lease transaction	$—	$24,657
Deferred offering costs and issuance costs included in accounts payable or accrued expenses	$11	$—
Offering costs and issuance costs included in accounts payable and accrued expenses	$—	$99
Reclassification of warrant liability to additional paid-in capital	$—	$3,053
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$240,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balances at December 31, 2018	79,234,853	$79	$543,040	$(29)	$(150,082)	$393,008
Issuance of common stock upon exercise of stock options	619,342	1	798	—	—	799
Stock-based compensation expense	—	—	9,478	—	—	9,478
Vesting of restricted common stock	—	—	22	—	—	22
Unrealized gains on investments	—	—	—	110	—	110
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	800	800
Net loss	—	—	—	—	(32,581)	(32,581)
Balances at March 31, 2019	79,854,195	80	553,338	81	(181,863)	371,636
Issuance of common stock upon exercise of stock options	223,484	—	572	—	—	572
Stock-based compensation expense	—	—	10,604	—	—	10,604
Vesting of restricted common stock	—	—	13	—	—	13
Unrealized gains on investments	—	—	—	209	—	209
Net loss	—	—	—	—	(39,390)	(39,390)
Balances at June 30, 2019	80,077,679	80	564,527	290	(221,253)	343,644
Issuance of common stock upon exercise of stock options	367,971	1	471	—	—	472
Stock-based compensation expense	—	—	10,358	—	—	10,358
Repurchase of unvested restricted common stock	(667,917)	(1)	—	—	—	(1)
Vesting of restricted common stock	—	—	9	—	—	9
Unrealized losses on investments	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(47,015)	(47,015)
Balances at September 30, 2019	79,777,733	$80	$575,365	$166	$(268,268)	$307,343

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - continued

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balances at December 31, 2017	43,933,006	$139,790	14,977,317	$15	$17,277	$—	$(60,979)	$(43,687)
Issuance of Series C convertible preferred stock, net of issuance costs of $214	7,912,432	100,986	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	19,750	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	2,613	—	—	2,613
Cumulative effect adjustment for adoption of ASU 2018-07	—	—	—	—	(92)	—	92	—
Unrealized losses on investments	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(14,411)	(14,411)
Balances at March 31, 2018	51,845,438	240,776	14,997,067	15	19,802	(45)	(75,298)	(55,526)
Issuance of common stock upon exercise of stock options	—	—	12,750	—	14	—	—	14
Stock-based compensation expense	—	—	—	—	5,902	—	—	5,902
Vesting of restricted common stock	—	—	—	—	122	—	—	122
Unrealized gains on investments	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(21,239)	(21,239)
Balances at June 30, 2018	51,845,438	240,776	15,009,817	15	25,840	(27)	(96,537)	(70,709)
Issuance of common stock upon exercise of stock options	—	—	625	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,887	—	—	9,887
Issuance of common stock, initial public offering net of issuance costs of $3,548	—	—	12,055,450	12	254,306	—	—	254,318
Vesting of restricted common stock	—	—	—	—	36	—	—	36
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	3,053	—	—	3,053
Cashless exercise of warrants	—	—	131,273	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(51,845,438)	(240,776)	51,845,438	52	240,724	—	—	240,776
Unrealized gains on investments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(26,362)	(26,362)
Balances at September 30, 2018	—	$—	79,042,603	$79	$533,846	$(19)	$(122,899)	$411,007

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $119.0 million for the nine months ended September 30, 2019 and $89.2 million for the year ended December 31, 2018. As of September 30, 2019, the Company had an accumulated deficit of $268.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 14, 2019, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2019 and condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of September 30, 2019, consisted of U.S. government money market funds, U.S. government treasury bills, U.S. government agency bonds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

The Company maintained letters of credit totaling $1.7 million and $1.8 million for the benefit of the landlords of its leased properties, as of September 30, 2019 and December 31, 2018, respectively. As of December 31, 2018, the Company also maintained restricted cash of $0.5 million to collateralize its corporate credit card. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company classified $1.7 million as restricted cash (non-current) in its condensed consolidated balance sheet as of both September 30, 2019 and December 31, 2018, and classified $0.6 million as restricted cash (current) in its condensed consolidated balance sheet as of December 31, 2018. The Company did not have any restricted cash (current) as of September 30, 2019.

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

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$201,045	$165	$(8)	$201,202
U.S. government agency bonds (due within one year)	13,867	9	—	13,876
	$214,912	$174	$(8)	$215,078

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury notes (due within one year)	$79,312	$—	$(26)	$79,286
U.S. government agency bonds (due within one year)	17,704	—	(3)	17,701
	$97,016	$—	$(29)	$96,987

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at September 30, 2019 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$109,611	$—	$—	$109,611
Investments:
U.S. government agency bonds	—	13,876	—	13,876
U.S. treasury bills and notes	—	201,202	—	201,202
	$109,611	$215,078	$—	$324,689

	Fair value measurements at December 31, 2018 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$282,160	$—	$—	$282,160
U.S. treasury bills	—	24,904	—	24,904
Investments:
U.S. government agency bonds	—	17,701	—	17,701
U.S. treasury notes	—	79,286	—	79,286
	$282,160	$121,891	$—	$404,051

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the nine months ended September 30, 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2019.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Laboratory equipment	$14,763	$7,122
Land	1,300	1,300
Leasehold improvements	446	117
Computer equipment	1,001	276
Furniture and fixtures	1,214	—
Construction-in-progress	37,727	55,828
	56,451	64,643
Less: Accumulated depreciation and amortization	(3,973)	(1,847)
	$52,478	$62,796

Upon adoption of ASU 2016-02 (Topic 842), the existing construction-in-progress balance within property and equipment, and the corresponding build-to-suit facility lease financing obligation balance were derecognized, resulting in a reduction to construction-in-progress of $45.1 million (see Note 2).

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. In August 2018, the Company began renovations to customize this facility to manufacture clinical supply of its product candidates. Of the total purchase price, $1.3 million was allocated to the value of land acquired based on the value of comparable assets, and $6.7 million was allocated to construction in progress, as the building was not ready for its intended use. During the nine months ended September 30, 2019, the Company capitalized approximately $15.3 million in construction-in-progress for design, demolition and construction costs related to the renovation project. Construction-in-progress capitalized to date totaled $17.3 million. During the nine months ended September 30, 2019, the Company capitalized $11.5 million in construction-in-progress for manufacturing equipment to be used in the facility. In addition, the Company capitalized interest of $0.3 million and personnel-related costs of $1.3 million during the nine months ended September 30, 2019 and to date during the construction period.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$4,797	$3,377
Accrued external research and development expenses	3,265	2,252
Accrued manufacturing facility expenses	4,949	—
Accrued general and administrative expenses	1,539	1,676
Other	316	311
	$14,866	$7,616

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such covenants as of September 30, 2019. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of September 30, 2019, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2019 (three months ending December 31)	$—
2020	—
2021	—
2022	25,000
Thereafter	25,000
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

Upon the closing of the IPO in July 2018, all 51,845,438 shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock and, therefore, there was no outstanding preferred stock at September 30, 2019 and December 31, 2018, respectively.

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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of September 30, 2019, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

10. Stock-Based Compensation

Service-Based Stock Options

During the nine months ended September 30, 2019, the Company granted options with service-based vesting conditions for the purchase of 2,519,604 shares of common stock with a weighted average exercise price of $13.65 per share and a weighted average grant-date fair value of $9.25 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$2,195	$1,347	$6,798	$2,331
General and administrative expenses	8,163	8,540	23,642	16,071
	$10,358	$9,887	$30,440	$18,402

As of September 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $76.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three and nine months ended September 30, 2019, the Company made matching contributions of $0.2 million and $0.4 million, respectively.

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

12. Leases

Operating Leases

The Company leases its office and laboratory facilities in Cambridge, Massachusetts under two noncancelable operating leases. The first lease expires in September 2021. The second lease is subject to two expiration dates based on two distinct leased spaces, expiring in January 2027 and August 2028. The lease agreements include lease incentives, payment escalations and rent holidays.

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

In November 2018, the Company entered into a lease amendment for office and laboratory space in the same building (the “Expansion Space”). The lease term for the Expansion Space commenced on August 8, 2019 and expires approximately nine years from the commencement date. The initial annual base rent for the Expansion Space is approximately $2.5 million and such amount will increase by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the Expansion Space, including costs of operations, maintenance, repair, replacement and property management. In connection with the lease amendment, the Company increased the letter of credit held for the benefit of the landlord by $0.6 million, which is collateralized by a cash deposit of the same amount. The lease amendment increased the landlord-provided tenant improvement allowance by $9.2 million, of which $2.0 million is repayable to the landlord over the term of the lease.

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

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and, therefore, has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. Assets under operating lease at September 30, 2019 were $47.9 million. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of September 30, 2019, minimum lease payments under the Company’s operating leases are as follows (in thousands):

Year Ending December 31,
2019 (three months ending December 31)	$3,284
2020	9,224
2021	7,551
2022	7,186
2023	7,390
2024	7,601
Thereafter	22,058
64,294
Less: imputed interest	(15,857)
$48,437

As of December 31, 2018, minimum commitments under the Company’s operating leases, as required under prior lease guidance in ASC 840, were as follows (in thousands):

Year Ending December 31,
2019	$5,458
2020	7,141
2021	7,168
2022	6,820
2023	7,024
Thereafter	27,777
$61,388

The Company has not entered any material financing leases as of September 30, 2019.

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

As of September 30, 2019, future undiscounted cash inflows under the sublease are as follows (in thousands):

Year Ending December 31,
2019 (three months ending December 31)	$182
2020	735
2021	541
$1,458

Lease Portfolio

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease Cost
Operating lease cost	$2,136	$4,769
Short-term lease cost	20	116
Variable lease cost	624	1,554
Sublease income	(270)	(639)
Total lease cost	$2,510	$5,800

Operating Leases
Operating lease, right-of-use-asset		$47,911
Operating lease liabilities		$6,998
Operating lease liabilities, net of current portion		$41,439

Other information:
Weighted average remaining lease term - operating leases		7.70 years
Weighted-average discount rate - operating leases		7.58%

13. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net Loss	$(47,015)	$(26,362)	$(118,986)	$(62,012)

Denominator:
Weighted average common shares outstanding, basic and diluted	79,115,305	62,311,111	78,357,791	26,662,233
Net loss per share, basic and diluted	$(0.59)	$(0.42)	$(1.52)	$(2.33)

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

	September 30,
	2019	2018
Restricted common stock	397,252	2,644,423
Stock options to purchase common stock	15,849,584	14,701,283
	16,246,836	17,345,706

14. Related Parties

In April 2013, the Company entered into a services agreement with Flagship Ventures Management, Inc. (“Flagship”), an affiliate of one of its principal stockholders, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company recorded general and administrative expense for services received under this agreement of $0.3 million and $0.8 million during the three and nine months ended September 30, 2018, respectively. The Company made cash payments of $0.4 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, related to these services. The Company did not receive services under this agreement during the three and nine months ended September 30, 2019. As of September 30, 2019, the Company had no amounts payable to Flagship for costs related to the services agreement.

In February 2019, the Company entered into a sublease agreement with a related party to sublease all office and laboratory space under one of the Company’s operating leases in Cambridge, Massachusetts. The term of the sublease agreement commenced in February 2019 and expires at the end of the Company’s lease agreement with the landlord in September 2021, with no option to extend (see Note 12). Under this agreement, the Company recorded other income of $0.3 million and $0.6 million during the three and nine months ended September 30, 2019, respectively. The Company received cash payments of $0.1 million and $0.4 million during the three and nine months ended September 30, 2019. As of September 30, 2019, the Company recorded accounts receivable of $0.1 million under this agreement.

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

The IND for our most advanced product candidate, RTX-134, has been cleared by the FDA. We plan to announce when the first patient is treated in this trial and expect to report initial clinical data from the first patients treated during the first quarter of 2020. The clinical objectives associated with our initial Phase 1b trial of RTX-134 are preliminary safety; longevity of cells in circulation; to measure phenylalanine levels and production of trans-cinnamic acid, a biomarker of RTX-134’s mechanism of action; and determination of preliminary dose and schedule for a multi-dose Phase 2 trial.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $119.0 million for the nine months ended September 30, 2019 and $89.2 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $268.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to continue to support the requirements of a public company.

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

As of September 30, 2019, we had cash, cash equivalents and investments of $324.7 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements, including the renovation and customization of our manufacturing facility purchased in 2018, and debt service payments into 2021. See “—Liquidity and Capital Resources.”

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and infrastructure to support the expansion of our research activities and development of our product candidates. We also anticipate that we may incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	33,530	14,363	19,167
General and administrative	14,952	13,191	1,761
Total operating expenses	48,482	27,554	20,928
Loss from operations	(48,482)	(27,554)	(20,928)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	(426)	426
Interest expense	(835)	(87)	(748)
Interest income and other income, net	2,302	1,705	597
Total other income, net	1,467	1,192	275
Net loss	$(47,015)	$(26,362)	$(20,653)

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Direct research and development program expenses:
Rare disease	$7,783	$3,053	$4,730
Cancer	3,846	—	3,846
Platform development, early-stage research and unallocated expenses:
Personnel-related	7,864	3,798	4,066
Stock-based compensation expense	2,195	1,347	848
External manufacturing and research	3,774	1,863	1,911
Laboratory supplies and research materials	3,868	2,487	1,381
Facility related and other	4,200	1,815	2,385
Total research and development expenses	$33,530	$14,363	$19,167

Research and development expenses were $33.5 million for the three months ended September 30, 2019, compared to $14.4 million for the three months ended September 30, 2018. The increase in direct costs related to our rare disease program of $4.7 million was primarily due to costs incurred in preparation for our planned Phase 1b clinical trial of RTX‑134 in patients with phenylketonuria. The increase in direct costs of $3.8 million in our lead cancer programs, including RTX-240, was related principally to preclinical and IND-enabling activities. The increases in personnel-related costs and stock-based compensation expense of $4.1 million and $0.8 million, respectively, were due primarily to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $1.4 million was primarily due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $2.4 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January and August 2019, as well as additional laboratory services to support increased headcount.

General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Personnel-related	$2,942	$1,769	$1,173
Stock-based compensation expense	8,163	8,540	(377)
Professional and consultant fees	1,898	1,830	68
Facility related and other	1,949	1,052	897
Total general and administrative expenses	$14,952	$13,191	$1,761

General and administrative expenses for the three months ended September 30, 2019 were $15.0 million, compared to $13.2 million for the three months ended September 30, 2018. The increase in general and administrative expenses of $1.8 million was primarily due to an increase in personnel-related costs of $1.2 million, which was driven by an increase in headcount to support the expanded operations of the Company, and an increase of facility related and other costs of $0.9 million, which resulted from the commencement of our lease of office and laboratory space in January and August 2019. These increases were offset by a decrease in stock-based compensation expense of $0.4 million.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability of $0.4 million was due to its derecognition upon exercise, which was effective upon the closing of our IPO.

Interest Expense

Interest expense was $0.8 million for the three months ended September 30, 2019, as compared to $0.1 million for the three months ended September 30, 2018. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Interest Income and Other Income, Net

Interest income for the three months ended September 30, 2019 was $2.0 million compared to $1.8 million in the three months ended September 30, 2018. Interest income increased primarily as a result of higher investment returns driven by increasing interest rates.

Other income, net was not significant during each of the three months ended September 30, 2019 and 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	81,919	35,230	46,689
General and administrative	42,254	27,311	14,943
Total operating expenses	124,173	62,541	61,632
Loss from operations	(124,173)	(62,541)	(61,632)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	(2,187)	2,187
Interest expense	(1,957)	(259)	(1,698)
Interest income and other income, net	7,144	2,975	4,169
Total other income, net	5,187	529	4,658
Net loss	$(118,986)	$(62,012)	$(56,974)

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Direct research and development program expenses:
Rare disease	$20,028	$6,012	$14,016
Cancer	5,784	—	5,784
Platform development, early-stage research and unallocated expenses:
Personnel-related	19,231	9,077	10,154
Stock-based compensation expense	6,798	2,331	4,467
External manufacturing and research	7,094	7,434	(340)
Laboratory supplies and research materials	11,543	6,249	5,294
Facility related and other	11,441	4,127	7,314
Total research and development expenses	$81,919	$35,230	$46,689

Research and development expenses were $81.9 million for the nine months ended September 30, 2019, compared to $35.2 million for the nine months ended September 30, 2018. The increase in direct costs related to our rare disease program of $14.0 million was primarily due to costs incurred in preparation for our planned Phase 1b clinical trial of RTX‑134 in patients with phenylketonuria. The increase in direct costs of $5.8 million in our lead cancer programs, including RTX-240, was related to preclinical and IND-enabling activities. The increases in personnel-related costs and stock-based compensation expense of $10.2 million and $4.5 million, respectively, were due primarily to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $5.3 million was primarily due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $7.3 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January and August 2019, as well as additional laboratory services to support increased headcount.

General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Personnel-related	$7,796	$4,580	$3,216
Stock-based compensation expense	23,642	16,071	7,571
Professional and consultant fees	6,390	4,828	1,562
Facility related and other	4,426	1,832	2,594
Total general and administrative expenses	$42,254	$27,311	$14,943

General and administrative expenses for the nine months ended September 30, 2019 were $42.3 million, compared to $27.3 million for the nine months ended September 30, 2018. The increase in general and administrative expenses of $14.9 million was primarily due to an increase in stock-based compensation expense of $7.6 million and personnel related costs of $3.2 million. The increases in stock-based compensation expense and personnel-related costs were primarily due to increased headcount in our general and administrative function, including additions to the executive management team. Professional and consultant fees increased by $1.6 million primarily due to increased patent costs and increases in accounting, audit, legal and consulting fees incurred to operate as a public company. The increase in facility-related and other expenses of $2.6 million was primarily due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January and August 2019, as well as additional insurance costs resulting from operating as a public company.

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to its derecognition upon exercise, which was effective upon the closing of our IPO.

Interest Expense

Interest expense was $2.0 million for the nine months ended September 30, 2019, as compared to $0.3 million for the nine months ended September 30, 2018. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Interest Income and Other Income, Net

Interest income for the nine months ended September 30, 2019 was $6.5 million compared to $3.0 million in the nine months ended September 30, 2018. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our IPO in July 2018 and our 2018 Credit Facility (as defined below) in December 2018.

Other income, net was not significant during the nine months ended September 30, 2019 and 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our IPO. As of September 30, 2019, we had cash, cash equivalents and investments of $324.7 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, the company repaid all borrowings under its 2015 loan and security agreement and entered into a new loan and security agreement for an aggregate principal amount of $75.0 million, of which $50.0 million was outstanding as of September 30, 2019.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(81,459)	$(38,648)
Cash used in investing activities	(143,337)	(65,580)
Cash provided by financing activities	26,721	355,666
Net increase (decrease) in cash, cash equivalents and restricted cash	$(198,075)	$251,438

Operating Activities

During the nine months ended September 30, 2019, operating activities used $81.5 million of cash, primarily resulting from our net loss of $119.0 million, offset by net non-cash charges of $31.1 million, primarily consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $5.5 million increase in accounts payable, accrued expenses and other current liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $1.2 million.

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

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $143.3 million, consisting of net purchases of investments of $116.0 million and purchases of property, plant and equipment of $27.4 million. Our cash purchases of property, plant and equipment primarily consisted of $11.5 million for the design, demolition and construction related to the renovation of our manufacturing facility in Smithfield, Rhode Island and $14.0 million for the purchase of laboratory equipment installed in our manufacturing facility and our expanded laboratory space in Cambridge, Massachusetts.

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

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities of $26.7 million consisted of $25.0 million proceeds received from borrowings under a loan and security agreement and $1.8 million proceeds received from issuance of common stock upon exercise of stock options.

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

In December 2018, or the Closing Date, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million, or the 2018 Credit Facility. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, we made an initial borrowing of $25.0 million. In June 2019, we made a second borrowing of $25.0 million. The third tranche will be available to us through June 30, 2020, subject to the satisfaction of certain financial covenants.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such covenants as of September 30, 2019. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the company’s assets, other than its intellectual property.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$64,294	$10,381	$15,051	$7,339	$31,523
Debt obligations(2)	63,733	3,872	26,010	26,533	7,318
Total	$128,027	$14,253	$41,061	$33,872	$38,841

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under three operating lease agreements that expire in September 2021, January 2027 and August 2028 and our embedded lease resulting from an agreement with a contract manufacturing supplier that expires in December 2021.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 8.63% per annum, which was the interest rate in effect as of September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, we had cash, cash equivalents and investments of $324.7 million, which consisted of cash, U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2019, we had $50.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, we completed the migration of our legacy accounting system to an Oracle platform.  In connection with this implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes in our business processes. There were no other material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10‑Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the nine months ended September 30, 2019 and the year ended December 31, 2018, we reported net losses of $119.0 million and $89.2 million, respectively. As of September 30, 2019, we had an accumulated deficit of $268.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of September 30, 2019, we had $324.7 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, including the ongoing renovation and customization of the manufacturing facility we purchased in July 2018, and debt service payments into 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

There are at least four companies leveraging the red blood cell to develop therapeutics. Erytech Pharma SA is using hypotonic enzyme loading to create products for use in cancer, rare disease and immunology. Orphan Technologies, Ltd. is developing a range of products aimed at loading proteins into red cells for rare diseases. EryDel SpA is in late-stage development of dexamethasone loaded red blood cells for the treatment of ataxia telangiectasia and has declared a number of pre-clinical programs, including PKU. Finally, SQZ Biotechnologies is pursuing preclinical applications in cancer, enzyme replacement therapy and immune tolerance using a variety of cell-based approaches, including red cells.

Outside of RBC based competition, there are a number of companies competing in our target therapeutic areas. Within PKU, Codexis, Inc. and Aeglea BioTherapeutics, Inc. are developing engineered enzymes, BioMarin Pharmaceutical, Inc., Homology Medicines, Inc. and Moderna, Inc. have active gene therapy programs, and Synlogic, Inc. is one of several companies developing engineered probiotic therapeutics. Within oncology, multiple large and small companies are developing novel immune stimulatory agents, such as NantCell, Inc., which is developing an IL-15 cytokine, and Bristol-Myers Squibb Company, which is developing a 4-1BB ligand. Finally, many companies are developing therapies to generate antigen-specific immune responses against HPV positive cancers, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy.

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

As of October 31, 2019, we had 220 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2019, we had cash, cash equivalents and investments of $324.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since September 30, 2019 no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

We are early in our development efforts. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. RTX-134 is our only product candidate in the clinical stage; all of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates, RTX-134, RTX-240, RTX-224 and RTX-321. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, RED PLATFORM and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, although we own an issued composition of matter patent related to RTX-134 and an issued composition of matter patent related to RTX-240, RTX-224 and RTX-321, there can be no assurance that we will secure issued patents for additional product candidates. We have filed or intend to file patent applications directed to the composition of matter of our product candidates and various processes of our RED PLATFORM; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Although we have secured an issued United States composition of matter patent related to RTX-134 and an issued composition of matter patent related to RTX-240, RTX-224 and RTX-321, we cannot be certain that the claims in our pending patent applications covering the composition of matter of all of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and RED PLATFORM could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of October 31, 2019, most of the patent rights that we own or in-license are currently pending patent applications, except that we own seven issued U.S. patents and we have in-licensed one U.S. patent. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Although we continue to optimize our manufacturing process for our RCT product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of reagents and/or raw materials. We ultimately may not be successful in transferring our production system from our contract manufacturer to any manufacturing facilities we establish ourselves, or our contract manufacturer may not have the necessary capabilities to successfully implement our manufacturing process. If we are unable to adequately validate or scale-up the manufacturing process for our product candidates with our current manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs and capital.

We do not have experience as a company managing a manufacturing facility.

Operating our own manufacturing facility will require significant resources, and we do not have experience as a company in managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, when we switch from our current CMOs to our own manufacturing facility for one or more of our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully operate our manufacturing facility could adversely affect the commercial viability of our product candidates.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $7.16 per share and as high as $33.01 per share through October 31, 2019. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of October 31, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of September 30, 2019, we have used $155.2 million of the net proceeds from the IPO, consisting of $114.9 million used in operations, $8.0 million for the purchase of our manufacturing facility and $32.3 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

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

4.1

Form of Senior Indenture between Rubius Therapeutics, Inc. and one or more trustees to be named (Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

4.2

Form of Subordinated Indenture between Rubius Therapeutics, Inc. and one or more trustees to be named (Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

10.1

Distribution Agreement dated August 1, 2019 by and among Rubius Therapeutics, Inc. and J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (Incorporated by reference to Exhibit 1.2 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

10.2*	First Amendment to the Loan and Security Agreement dated as of September 16, 2019 between Rubius Therapeutics, Inc. and Solar Capital Ltd.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RUBIUS THERAPEUTICS, INC.

Date: November 14, 2019	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Andrew M. Oh
Andrew M. Oh
Chief Financial Officer
(Principal Financial Officer)