Form 10-K
period 2019-12-31
Rubius Therapeutics, Inc.
filed 2020-03-12
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $548.7 million.

As of March 2, 2020 the registrant had 80,321,978 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Rubius Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10‑K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•

the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation, enrollment in and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•	our ability to advance any product candidate into or successfully complete any clinical trial;
•	our ability or the potential to successfully manufacture our product candidates or obtain adequate and timely supply of our product candidates for clinical trials or for commercial use, if approved;
•	our ability to successfully operate our manufacturing facility and any plans for further renovation or expansion;
•	the potential for our identified research priorities to advance our technologies;
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

Solely for convenience, the trademarks, service marks and trade names referred to in this annual report are listed without the ®, (sm) and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Item 1. Business

Rubius Therapeutics is developing a new class of cellular medicines, called Red Cell Therapeutics™, or RCTs. Built upon the research and findings of Flagship Pioneering’s VentureLabs innovation team along with the discoveries of Professors Harvey Lodish and Hidde Ploegh of the Whitehead Institute for Biomedical Research at MIT, we have developed the RED PLATFORM®, a versatile and proprietary cellular therapy platform, which enables us to engineer and culture cellular therapies that are designed to be selective, potent and ready‑to‑use. RCTs are engineered to express biotherapeutic proteins within or on the cell surface and are designed to activate the immune system to attack tumors in cancer and regulate the immune system for the treatment of autoimmune diseases. We believe that the RED PLATFORM could provide beneficial treatments for our lead indications, many of which have few, if any, effective treatments.

We are developing RCT product candidates for patients with cancer and autoimmune diseases based on two therapeutic modalities —potent cell‑cell interaction and tolerance induction.

Cancer:  We are developing RCTs to express combinations of co-stimulatory molecules and cytokines on the cell surface to activate and expand different components of the immune system, which we believe will offer the following advantages:

Broad immune stimulation via potent cell‑cell interaction: RCT product candidates are engineered to broadly activate the adaptive and innate immune systems through potent cell-cell interaction to attack and kill tumors, replicating how the immune system naturally functions. Because RCTs are restricted to the vasculature, these product candidates may have limited side effects as observed in our preclinical studies. We believe RCTs have the potential to have broad therapeutic application across a range of solid tumors and hematologic cancers. Our lead oncology program is RTX-240, which expresses both 4‑1BBL and IL‑15TP, a fusion of IL‑15 and IL‑15 receptor alpha. The Investigational New Drug (IND) application for RTX-240 has been allowed to proceed by the U.S. Food and Drug Administration (FDA) and we plan to announce when the first patient is dosed.

Antigen-specific immune activation via cell surface antigen presentation: We are also developing RCT product candidates to express a tumor-associated antigen, a co-stimulatory signal and a cytokine at the same time on the surface of the same cell. These cells are designed to induce a tumor-specific immune response by expanding antigen-specific T cells. RTX-321, our lead artificial antigen presenting cell program (aAPC), expresses an HPV peptide bound to MHC I, 4-1BBL and IL-12 on the cell surface to mimic human T cell-APC interactions. We plan to file an IND for RTX-321 for the treatment of HPV 16-positive tumors by the end of 2020. We plan to follow RTX-321 with a range of programs that could target viral antigens, shared, or over-expressed cancer-associated antigens and personalized neoantigens.

Autoimmune Diseases: We engineer RCTs to express specific autoimmune disease-associated antigens within the cell or on the cell surface to restore immune system function and retrain the body to no longer see these self-antigens as foreign. In addition, we believe our product candidates have the ability to express immune modulating cytokines, enzymes or inhibitory signals, which may have the potential to enhance the tolerogenic effects of RCTs. The resulting restoration or induction of immune tolerance may lead to more effective treatments—potentially even cures—for certain autoimmune diseases. Available therapies for autoimmune diseases have significant limitations because these therapies are required to be administered on a chronic, lifelong basis. Many treatments fail to provide adequate benefit to patients, and many patients’ diseases will eventually progress despite continued therapy. Furthermore, these existing treatments are associated with side effects that include opportunistic infections, lymphoma and, in some cases, severe and even fatal reactions. We believe RCTs can be designed to more specifically modulate complex counter‑regulatory immune responses and enable greater efficacy with lower toxicity, potentially providing treatments for a number of diseases with high unmet need. Specifically, RCTs may provide the following benefit to patients with autoimmune diseases:

Induction of peripheral tolerance: Our preclinical data suggest that RBCs expressing surface-bound antigens may be capable of blocking immune responses to those antigens, potentially inducing tolerance (the ability to prevent responses without a need for ongoing immunotherapy). In preclinical studies in models of central nervous system inflammation and diabetes, we achieved successful modulation of immune responses by expressing antigens on RCTs. We believe our antigen-specific autoimmune RCT product candidates have the potential to be curative therapies for many autoimmune diseases, such as Type 1 diabetes.

Broad and Diverse Pipeline

Rubius Therapeutics is advancing a broad pipeline of RCT™ product candidates. Our current programs are investigating applications across cancer and autoimmune diseases. The IND application for RTX-240, our lead oncology program, has been allowed to proceed by the FDA and we plan to announce when the first patient has been dosed. Additionally, we plan to file an IND for our first aAPC program, RTX-321, by year-end.

Definitions: aAPC—artificial antigen presenting cell; AML—acute myeloid leukemia; HPV+—Human papilloma virus positive; R/R —relapsed/refractory; FPI—first patient in.

Until March 2020, we had been developing RTX-134 for the treatment of phenylketonuria, or PKU. We have discontinued the RTX-134 Phase 1b clinical trial and have deprioritized development of RTX-134 and our other rare disease programs, to focus instead on the development of our oncology and autoimmunity pipeline. See “Business—Rare Diseases” for more information.

Manufacturing

Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired and began renovating a manufacturing facility in Smithfield, RI, in July 2018. As of January 2020, this manufacturing facility is operational. We plan to provide cGMP supply for our upcoming RTX-240 and RTX-321 cancer clinical trials from this site, and have the potential to significantly expand our manufacturing capabilities at this facility. We plan to stage additional investments at this site based on future supply needs.

Separately, in 2018, we entered into a clinical supply agreement with a CMO located in the United States to produce cGMP grade RTX‑134 for our initial clinical trial in PKU. We experienced multiple manufacturing challenges with this CMO that contributed to delays in the RTX-134 Phase 1b clinical trial. Although we were able to manufacture clinical grade RTX-134 for the first time during the third quarter of 2019, continued challenges contributed to further clinical trial delays following the dosing of the first patient in January 2020. In March 2020, we decided to discontinue the RTX-134 Phase1b clinical trial and deprioritized RTX-134 and our other rare disease programs, to primarily focus on the development of our oncology and autoimmunity pipeline.

Seasoned Leadership Team

Since we commenced operations in 2013, we have attracted a talented group of seasoned leaders to execute our strategy. Over the course of 2019 and early 2020, we further strengthened our leadership team by hiring Christina Coughlin, M.D., Ph.D., as Chief Medical Officer, Laurence Turka, M.D., as Chief Scientific Officer, Kris Elverum as Senior Vice President of Business Development and Strategy, Maiken Keson-Brookes as Chief Legal Officer and Greg Whitehead as Chief Quality Officer. Our leadership team has extensive experience in oncology, immunology, and cell therapy drug discovery and development.

Patent Portfolio

We have and continue to build a broad portfolio of patent applications, know how, trade secrets, and other intellectual property that covers both our platform technologies as well as product discoveries, the breadth and depth of which is a strategic asset that could provide us with competitive advantages. As of February 2020, we have 12 issued U.S. patents. Our lead product candidates – RTX-240, RTX-321 and RTX-224 – are covered by three varieties of issued U.S. patent claims: 1) composition of matter; 2) method of treatment; and 3) method of making. We have 32 patent families and more than 150 patent applications worldwide.

Utilizing RBCs to create cellular therapies

RBCs are the most ubiquitous cells in the human body, constituting over 70% of the body’s cells and play a critical role in the delivery of oxygen to tissues. To constantly replenish this population of critical cells, the human body generates approximately 2.5 million RBCs every second. RBCs represent the first example of a transformative cellular therapy as physicians have been transfusing blood to patients since the early 1800s. Today, the focus around cellular therapies has largely been directed toward T cell and other lymphocyte‑based therapies. We believe that RBC‑based therapies will transform the cellular therapy landscape as they may represent the ideal cell type for the creation of versatile, well‑tolerated and ready‑to‑use cellular therapies. We believe such therapies could avoid many of the complications and risks often associated with earlier generation cellular therapies, including the emerging category of T cell-based therapies. These distinct characteristics of RBCs support their potential to serve as the foundation for a cellular therapy:

•	a well‑characterized and controllable biodistribution as RBCs are generally sequestered in the vasculature, spleen and liver.

•	the established use of O negative blood as a universal source that can be administered to greater than 95% of people;
•	the presence of certain surface markers, such as CD47, on RBCs provide what are referred to as “don’t eat me” signals, preventing the immune system from clearing RBCs from circulation; and
•	since RBCs are enucleated, they do not pose a risk of uncontrolled cell division or oncogenicity following an infusion.

Our proprietary RED PLATFORM

We are developing a new, potentially transformative class of medicines that leverage the benefits of RBCs to provide cellular therapies to patients with cancer and autoimmune diseases. As RBCs are enucleated, they have generally been considered simple oxygen delivery vehicles, rather than the backbone of a versatile cellular therapy platform. Past attempts at RBC‑based therapies, such as applying hypotonic loading or cell swelling to load an enzyme or protein into RBCs, have had limited therapeutic applications, proven difficult to scale and reduced the in vivo half‑life of the loaded RBCs.

Our discoveries and innovations in genetic engineering and cell culture processes have made it possible to now use RBCs as a foundation for the creation and development of a new class of cellular therapies. By modifying only one of our initial manufacturing steps in which we add a gene or genes to encode biotherapeutic proteins within the cell or on the cell surface of RCTs, we are able to rapidly develop new RCTs designed to treat different diseases. This approach allows for the consistent generation of product candidates and a preclinical evaluation process that we believe has the potential to create a broad range of therapeutics in an efficient manner. Our uniform approach should also enable us to leverage common chemistry, manufacturing and controls, or CMC, and toxicology data packages to shorten development timelines. While the focus of our RED PLATFORM is currently in cancer and autoimmune diseases, we believe the versatility of our platform can be applied to other therapeutic areas.

The RED PLATFORM allows us to generate a wide variety of allogeneic, ready‑to‑use RCT product candidates with a universal and proprietary process through the following steps: (1) obtaining CD34+ hematopoietic precursor cells from the blood of O negative donors; (2) genetic engineering of the cells to express biotherapeutic proteins within the cell or on the cell surface of the RCTs; (3) exposing the cells to media, or nutrients, in a bioreactor to promote further expansion and differentiation until the nucleus is ejected, resulting in a mature reticulocyte that has the characteristics of a normal red blood cell with the biotherapeutic protein(s) of interest added inside or on the cell surface; and (4) formulating, characterizing and storing doses of the resulting RCT product candidate for later administration to patients.

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

Most recently, several biotechnology companies and academic groups have demonstrated that a type of regenerative cell therapy known as chimeric antigen receptor T cells, or CAR‑Ts, where a patient’s own T cells are genetically engineered to recognize and attack specific cancer cells, are capable of powerful and sometimes curative therapeutic effects. In addition, some groups are studying the adoptive transfer and activation of T cell receptor, or TCR, -engineered T cells, and natural killer cells, or NK cells, for treatment of solid and hematologic cancers, while others are attempting to expand and engineer regulatory T cells ex vivo for the treatment of autoimmune diseases.

A range of issues have historically limited the use of cellular therapies:

•

Limited therapeutic application: Given the specialized nature of these prior cellular therapies, they have been designed for specific indications and against specific antigens and lack the inherent flexibility to be applied broadly across multiple therapeutic areas.

•

Potentially serious side effects: Many previous and current cellular therapies can cause serious side effects, often attributed to the regenerative nature of these cells, including cytokine release syndrome, neurotoxicity and death. In addition, their application to solid tumors has led to on-target tissue based toxicities based on antigen selectivity. These alternative cellular therapies contain a nucleus and retain the ability to expand and differentiate post‑injection, potentially raising concern of uncontrolled cell division and transformation.

•

Unpredictable pharmacokinetics and biodistribution: Current cellular therapies have an uncertain lifetime post‑infusion, given their regenerative capacity, and may significantly divide and expand in cell number. In some cases, the therapeutic benefits quickly wane. In others, the cells will continue to divide, expand and potentially transform unpredictably over an extended period of time. Additionally, these cellular therapies can extravasate in an untargeted manner into healthy tissues throughout the body, which may result in severe adverse effects.

•

Costly manufacturing and delayed treatment: Most previous and current cellular therapies are autologous, meaning they must be derived from a patient’s own cells to avoid rejection by the immune system. This results in a strictly customized, one‑to‑one manufacturing process for each individual patient, which is costly and difficult to scale, and involves a complex supply chain that can delay treatment for 2 to 3 months for critically ill patients. Moreover, this approach does not allow for an industrialized effort that can be leveraged to rapidly develop additional product candidates.

Advantages and versatility of our RED PLATFORM and RCTs

Our discoveries and innovations in genetic engineering and cell culture processes allows us to leverage the inherent benefits of RBCs. We believe our RED PLATFORM and RCTs represent a transformative step in the evolution of cellular therapies as they are designed to confer desirable attributes for a next generation cellular therapy, including the following:

•

Broad therapeutic applications: We have engineered hundreds of RCTs to have therapeutic potential across many areas, including cancer and autoimmune diseases. For example, these RCTs can be designed to express co-stimulatory molecules and cytokines on the cell surface, including combinations of proteins for potent cell‑cell interaction with T cells, NK cells or antigen-specific T cells for the potential treatment of cancer; or to express autoimmune disease-associated antigens within or on the cell surface to induce immune tolerance for the potential treatment of autoimmune diseases.

•

Advantageous tolerability: Since RCTs lack a nucleus, they possess no genetic material and do not divide following administration to patients. As a result, we believe our RCT product candidates will pose less risk than those associated with other cellular therapies, which have caused cytokine release syndrome, neurotoxicity and death and carry the potential risk of inducing oncogenicity.

•

Ready‑to‑use cellular therapies: O negative donor blood is routinely used for blood transfusions and can be repeatedly transfused into approximately 95% of people. Similarly, RCTs are produced from O negative donor blood stem cells and are therefore allogeneic, ready‑to‑use cellular therapies that we believe will be tolerated by nearly all patients.

•

Defined life in circulation and convenient dosing: For the treatment of cancer, we expect our cells to activate and expand the body’s immune system cells to attack and kill tumors. In our preclinical studies, we have shown that this cell-to-cell interaction with the immune system occurs within a short period of time. Furthermore, a single proposed RCT dose will likely constitute less than 1% of normal red cells in a patient’s circulation.

•

Predictable biodistribution: RBCs normally reside only in the vasculature, the spleen and the liver and do not otherwise extravasate into other healthy tissues. Biodistribution into the spleen allows for RCTs designed to stimulate the immune system to mount an attack against cancer, while biodistribution of RCTs expressing autoimmune disease‑associated antigens to specialized cells in the liver can induce tolerance and improve the signs and symptoms of autoimmune diseases. We anticipate that this predictable biodistribution will allow RCTs to generate desired clinical activity while avoiding off-tissue engagement.

•

Efficient product engine: Our RED PLATFORM provides a consistent product design and discovery approach where changing the added gene or genes that encode the biotherapeutic proteins that confer the intended therapeutic benefit allows us to develop new product candidates targeting different diseases.

•

Scalable and flexible manufacturing: We manufacture RCTs in bioreactors that we intend to scale over time to support clinical trials and then commercial availability upon regulatory approval. A single donor is expected to support the manufacturing of up to thousands of doses, depending on the therapeutic application. As a result, we expect the cost of goods sold for RCTs to eventually be significantly lower than existing cellular therapies, such as CAR T therapy. We manufacture RCTs using well‑characterized and validated lentiviral vectors. In addition, we are exploring other cellular engineering approaches, such as viral and non‑viral transduction systems and mRNA delivery, which could be applied to RCTs and potentially provide additional product benefits and cost advantages.

Our strategy

Our vision is to create life-changing, allogeneic cellular therapies for patients with severe diseases. To achieve our vision, we are executing a strategy with the following key elements:

Establish RCTs as a new class of cellular medicines, demonstrating their potential across two initial product categories: cancer and autoimmune diseases. We apply a rigorous and capital‑efficient approach to prioritize our product candidate pipeline, focusing on unmet need, feasibility, speed to proof‑of‑concept, cost to manufacture, validated endpoints and commercial potential. Our IND application for RTX-240 has been allowed to proceed by the FDA. Additionally, we plan to file an IND for RTX-321 by year-end.

Pursue accelerated paths to marketing authorization. We are pursuing indications with high unmet needs that may allow us to pursue accelerated paths to product registration, such as breakthrough therapy designation or RMAT designation by the FDA. Similarly, we expect to pursue accelerated routes to marketing authorization in Europe and other regions.

Build a leading, fully integrated cellular therapy company. We are discovering, developing, manufacturing and may commercialize RCT products within certain product categories. Following potential approval of multiple RCT products in a particular category, we may leverage a dedicated commercial infrastructure to deliver our therapies to patients.

Further strengthen our position as the pioneer of RCTs through continuous platform expansion and improvement. Our proprietary RED PLATFORM allows us to rapidly identify new product candidates and includes a universal manufacturing process for all RCT product candidates. We will continue to invest in enhancing our platform and deepening our expertise in stem cell and red cell biology and optimizing the pharmacology of RCTs with the goal of delivering new therapies targeting additional indications. We plan to leverage our first‑mover advantage in manufacturing RCTs as we scale‑up our proprietary manufacturing platform and fully-owned, operational cGMP manufacturing facility in Smithfield, RI.

Expand patient access to RCTs through strategic partnerships. Given the breadth of therapeutic opportunities for RCTs, we believe entering into select strategic partnerships in a subset of therapeutic areas may provide an attractive avenue for expanding patient access to RCTs. The global reach and operational expertise within certain pharmaceutical companies may complement our growing organization in areas such as clinical development and commercialization.

Maintain a strong culture, continuously attract new talent and build the world’s leading center for red cell biology research and engineering. We are located in Cambridge, Massachusetts, one of the world’s leading hubs for biopharmaceutical innovation, which enables us access to world‑class talent, leading academic investigators and key opinion leaders. We have leveraged our location to attract scientific talent and experienced, innovative leaders and have built a strong culture that is committed to delivering on our vision. In addition, we have assembled a network of scientific advisors with deep expertise in red cell biology, process development and manufacturing as well as clinical experience across the therapeutic areas that we are initially targeting. We will continue to build a team of employees, advisors and collaborators with experience in the discovery, development, manufacture and commercialization of cellular therapies.

Our product candidate pipeline

Rubius Therapeutics is advancing a broad and diverse pipeline of RCT™ product candidates. Our current programs are investigating applications across cancer and autoimmune diseases. Our IND application for RTX-240 has been allowed to proceed by the FDA and we plan to announce when the first patient has been dosed. We plan to submit an IND for RTX-321 by the end of 2020. Our first product candidates were selected based on: potential to address unmet needs; feasibility as determined by our preclinical research and development efforts; potential to rapidly achieve proof‑of‑concept based on validated regulatory endpoints; cost of goods to manufacture; and significant commercial potential.

Cancer

We believe that RCTs will have broad therapeutic applicability across a range of both solid and hematological cancers and are developing a pipeline of RCTs that target T cells, NK cells, dendritic cells, tumor cells, or combinations thereof. Our RCT oncology pipeline is unique in the field of immuno-oncology as our RCTs can target cancer in both a non-specific manner (combining T cell agonists and cytokines on the cell surface) for broad immune system stimulation and in an antigen-specific approach with our artificial antigen-presenting cells to generate an antigen-specific response. We are rapidly advancing one of each to the clinic. In addition to investigating the single-agent activity of each RCT product candidate in the clinic, we plan to evaluate our RCTs in combination with other immuno-oncology agents, as well as standard of care therapy (e.g. chemotherapy or signaling inhibitors).

Our lead oncology product candidate, RTX-240, is designed to broadly stimulate the immune system without antigen specificity. RTX-240 expresses hundreds of thousands of copies of 4‑1BBL and IL‑15TP, a fusion of IL‑15 and IL‑15 receptor alpha, on the cell surface. This combination is synergistic and designed to activate and expand both T cells and NK cells. Our IND application for RTX-240 has been allowed to proceed by the FDA and we plan to announce when the first patient is dosed.

Additionally, we are advancing RCTs that function as artificial antigen presenting cells, or aAPCs, that express a tumor-associated antigen, a co-stimulatory signal and a cytokine at the same time on the same cell. These cells are designed to induce a tumor-specific immune response by expanding antigen-specific T cells. RTX-321, our lead aAPC program, expresses an HPV peptide antigen bound to MHC I, 4-1BBL and IL-12 on the cell surface to mimic human T cell-APC interactions. We plan to file an IND for RTX-321 for the treatment of HPV-positive tumors by the end of 2020.

Broad Immune System Stimulation: RTX-240 and RTX-224 for the treatment of solid tumors

RTX-240 and RTX-224 are designed to broadly stimulate and expand the adaptive and innate immune systems through potent cell-cell interaction to attack and kill tumors, replicating how the immune system naturally functions.

RTX-240 is engineered to express hundreds of thousands of copies of 4‑1BBL and IL‑15TP, a fusion of IL‑15 and IL‑15 receptor alpha, on the cell surface. This combination is synergistic and designed to activate and expand both T cells and NK cells. RTX-224 is engineered to expresses hundreds of thousands of copies of 4‑1BBL and IL‑12. IL-12 drives the activation and proliferation of CD8+ and CD4+ T cells, as well as NK cells. In addition, the IL-12 cytokine is known to drive antigen presentation and inhibit angiogenesis.

We believe that both product candidates provide potentially transformative and differentiated approaches to treating patients with solid or hematological tumors whose disease responds to immunotherapies, including CAR-T, as well as tumors that are or have become resistant or refractory to immunotherapies, including checkpoint inhibitors. We expect to initially study RTX-240 across a range of solid tumor types and in patients with acute myeloid leukemia following a hematopoietic stem cell transplant. We expect to study RTX-224 in patients with a range of solid tumors.

Each of RTX-240 and RTX-224 have been engineered to act as combination therapies that stimulate both the adaptive and innate arms of the immune system. We believe this synergistic activity has the potential to provide the following therapeutic benefits:

•

Improved anti‑tumor activity through broad and sustained activation of the immune system: Both RTX-240 and RTX-224 drive robust stimulation of T cells and NK cells as 4‑1BBL and the cytokines (IL-15TP or IL-12) are simultaneously presented in high copy numbers to these immune cells, thereby simulating a potent adaptive and innate immune response. We expect this to result in improved outcomes, either as monotherapy or in combination with existing immunomodulatory therapies, such as checkpoint inhibitors.

•

Prevention of resistance to immunotherapy: T cells recognize and kill cancer cells via MHC I. A recognized mechanism of tumor resistance to checkpoint inhibitors is loss of MHC I expression, which makes the cancer less susceptible to T cell mediated killing. However, loss of MHC I makes the tumor susceptible to recognition and killing by the NK cells that have been expanded and activated by RTX-240 or RTX-224. We, therefore, expect that RTX-240 or RTX-224 used either alone or in combination with immunotherapies could prevent the emergence of resistance to T cell mediated killing through potent NK cell activation and expansion.

•

Efficacious in tumors that are resistant or refractory to immunotherapy: We expect RTX-240 and RTX-224 to provide therapeutic benefits to patients whose disease has progressed on checkpoint inhibitors. In these patients, we expect that RTX-240 and RTX-224 will promote tumor killing through NK cell and T cell activation and expansion. The addition of IL-12 to 4-1BBL, in the case of RTX-224, is expected to drive the upregulation of T cell and NK cell activity, as well as angiogenesis inhibition and antigen presentation. The latter is important when addressing tumors that do not respond to existing immunotherapies.

•

Tolerability: We expect RTX-240 and RTX-224 to be confined to the vasculature, spleen and liver. We believe this makes these product candidates less likely to have side effects and more likely to have a broad therapeutic window. Direct systemic administration of cytokines, including IL‑15, IL-12 and other interleukins, is currently limited by safety and tolerability concerns, which result in a narrower therapeutic window.

Current therapies and their limitations

Checkpoint inhibitors, such as anti‑programmed death receptor‑1 antibodies, or anti‑PD‑1 antibodies, act by inhibiting tumor suppression of the adaptive immune system in cancer patients and have significantly extended survival in multiple solid tumor types, particularly in patients with advanced cancers. The vast potential of checkpoint inhibitors is highlighted by market projections that estimate sales for this class of drugs could reach $50 billion in 2024. Despite the encouraging efficacy of checkpoint inhibition for some patients, overall response rates remain relatively low and range, on average, from 25% to 50%. Unfortunately, even when a patient’s cancer does respond to treatment, the disease often progresses within six to 12 months, depending on the cancer and the therapeutic intervention. Clinicians and biopharmaceutical companies are increasingly evaluating combination therapies to improve response rates and to expand the size of the treatable population.

Preclinical data for RTX-240

RTX-240 expresses 4‑1BBL and IL‑15TP on the cell surface to stimulate an adaptive and innate immune response through dual stimulation of both pathways. 4-1BBL has known costimulatory effects to promote the proliferation and activation of natural killer (NK) cells as well as CD8 and CD4 T lymphocytes. IL-15 may enhance the proliferation and survival of memory CD8 T cells, reduce their activation threshold and promote resistance to the effects of regulatory T cells. IL-15 also enhances proliferation and cytotoxicity of CD56+ NK cells.

4-1BBL, 4-1BB ligand; IL-15TP, trans-presented interleukin-15 (IL-15/IL-15 receptor alpha fusion); NK, natural killer; TCR, T cell receptor; Treg, T regulatory.

Using a Jurkat human T cell line expressing 4-1BB, we observed potent activation of the 4-1BB signaling pathway with RTX-240, as shown in the following chart. Importantly, we showed that the same level of activation was not induced by molar equivalent doses of 4-1BB agonist antibody. As expected, the control RCT, or RTX‑CTRL, was also inactive. We observed that cellular presentation of 4-1BBL in its native conformation on RTX-240 leads to approximately 10-fold higher activation of 4-1BB pathway than with a 4-1BB agonist antibody.

NFkB Activation by RTX-240 in Jurkat Cells

Dugast, et. al., American Association for Cancer Research; Poster #3272, 2019.

Additionally, in preclinical studies, RTX-240 demonstrated synergistic and complementary effects of 4-1BBL and IL-15TP in promoting the expansion and activation of key cells driving innate (NK cells) and adaptive (CD8 memory T cells) immunity. RTX-240 induces potent effects associated with innate and adaptive immune responses in vitro. In RTX-240, the combination of 4-1BBL and IL15TP promotes better expansion of NK and CD8 memory cells than either agent alone, while 4-1BBL drives significant CD8 T cell proliferation, and IL-15TP drives significant NK cell cytotoxicity, as depicted below.

Preclinical Effects of 4-1BBL and IL-15TP in Promoting Expansion and Activation of Key Cells
Driving Innate and Adaptive Immunity

Dugast, et. al., American Association for Cancer Research; Poster #3272, 2019.

Used as a murine surrogate for RTX-240, mRBC-240 reduced lung metastases and increased terminally differentiated NK cell lung infiltration in vivo in a B16F10 model. mRBC-240 treatment significantly reduced the number of lung metastases and increased the numbers of NK cells, including terminally differentiated NK cells, in the lungs of treated mice compared with control mice as depicted below.

CD8 T Cell and NK Cell Proliferation and Functionality

In contrast to systemic treatment with a 4-1BB agonist antibody, mRBC‑240 results in no observed organ toxicity in vivo, likely due to restriction of therapy to the vasculature. Levels of aspartate transaminase, or AST, and alanine transaminase, or ALT, were not significantly elevated following administration of mRBC‑240, as compared to administration of mRBC‑CTRL. In contrast, we observed significant transaminase elevations after administration of α4‑1BB mAb. Liver infiltration with macrophages and CD8+ T cells are considered to promote 4‑1BB agonist-induced liver toxicity. As expected, we observed increased liver infiltration with all of these cell populations following treatment with 4‑1BB agonist antibodies. There was no increased liver infiltration with any of these cell populations following mRBC‑240 treatment.

Lack of Organ Toxicity

4‑1BB agonistic antibodies are believed to cause liver toxicity through a multi‑step process that begins with activation of bone marrow‑derived monocytes, which subsequently infiltrate the liver, activating Kupffer cells and then CD8+ cells [Barthowiak, et. al., Clinical Cancer Research; 24(5) March 1, 2018]. Our data suggest that mRBC-240 does not stimulate the bone marrow derived monocytes, consistent with the hypothesis that activation occurs in the bone marrow, which has limited exposure to mRBC-240.

Our in vivo studies of mRBC-240, administered intravenously, or i.v., in a B16F10 lung metastasis mouse model provide further evidence in support of RTX-240. In this model, tumor cells were injected intravenously to establish metastases in the lung and then mice were treated with mRBC-240 alone or in combination with an anti‑PD‑1 antibody. mRBC-240 administered i.v. as a monotherapy reduced tumor burden in mice compared to those treated with mRBC‑CTRL, mRBC‑4‑1BBL and mRBC‑IL‑15TP (left chart below), thereby indicating the potential synergy that may be achieved by expressing both 4‑1‑BBL and IL‑15TP on the cell surface of mRBC-240. The tumor burden reduction that was observed after administration of α4‑1BB mAb was not significantly different from mRBC-240. However, the observed effect of α4‑1BB mAb was at the same dose level that generated hepatotoxicity in mice. As mRBC-240 did not generate liver toxicity in mice, we believe that mRCT-240, if successfully developed and approved, has the potential to have an improved therapeutic index, or improved risk‑benefit, over agonistic 4‑1BB antibodies in cancer patients. In a separate study mRBC-240 administered i.v. in combination with the anti‑PD‑1 antibody significantly reduced tumor burden in mice compared to those treated with the negative control mRBC‑CTRL, as well as the anti‑PD‑1 antibody alone (right chart below).

Activity of mRBC-240 as Monotherapy and in Combination with Anti-PD-1 in a B16F10 Lung Metastasis Mouse Model

In summary, we have observed that in vivo the combination of 4‑1BBL and IL‑15TP on RTX-240 induces potent expansion and activation of CD8+ T cells, NK cells, and key subsets of these cells. In addition, these RTX-240‑mediated effects were much higher than those obtained with a 4-1BB agonist antibody, suggesting the synergy of the combination on RTX-240 for expanding key cell types from both the adaptive and innate arms of the immune system. This potent activity translated into efficacy of mRBC-240 administered in in vivo cancer models both as a monotherapy and in combination with an anti‑PD‑1 antibody. mRCT-240 did not generate hepatotoxicity in mice while an agonistic 4‑1BB mAb did. As a result, we believe that co‑expression of 4‑1BBL and IL‑15TP on RTX-240, and the sequestration of RTX-240 in the vasculature has the potential to drive potent anti‑tumor activity with an advantageous tolerability profile. We therefore believe that the ability of RTX-240 to stimulate both the innate and adaptive immune systems will translate into therapeutic benefits for patients with solid and hematological cancers.

Clinical development

While checkpoint inhibitors have revolutionized cancer treatment, their limitations are becoming increasingly evident. Responses are confined to certain tumor types and only a small portion of patients are cured. Currently, the challenge in immunotherapy is to induce responses in refractory tumors as well as to increase the rate and duration of response. By stimulating both arms of the immune system, RTX-240 could be an ideal combination therapy for checkpoint inhibitors to both improve and extend responses.

We are planning to evaluate RTX-240 as monotherapy and in combination with monoclonal antibody therapy to leverage the antibody-dependent cellular cytotoxicity aspect of RTX-240 and with an anti-PD1 antibody in solid tumors. Cancers that may be included in the PD-1 combination therapy are small cell lung cancer, non-small cell lung cancer, bladder cancer, and head and neck cancer among others. The IND application for RTX-240 as monotherapy has been allowed to proceed by the FDA.

The MHC complex is an important nexus in the immune system because it is the way T cells recognize and kill cancer cells but it also blocks the killing function of NK cells. A common means of resistance to checkpoint inhibitors is loss of

MHC expression making the cancer invisible to T cells. As a result, the cancer becomes susceptible to NK cell dependent killing. Future clinical development of RTX-240 may include patient populations which have progressed on checkpoint inhibitor therapy due to loss of MHC expression.

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

Clinical development

Disease-induced mechanisms in myeloid malignancies like AML have been noted to negatively affect key properties of NK cells such as their differentiation and cytotoxic potential. The resulting NK cell dysfunction is thought to contribute to disease progression in AML. Further, NK cell function during and after treatment for AML is linked to treatment response and outcome, suggesting that NK cells play a key role in this setting.

In addition to the general effects of NK cells in the AML setting, the effectiveness of allogeneic HSCT depends on both the killing of residual tumor by high-dose chemotherapy and on graft versus leukemia effects. NK cells are a critical component of the graft versus leukemia effect. After bone marrow ablation and allogeneic transplantation, NK cells are the first lymphocyte population to recover, but their killing and cytokine‑secreting functions are limited when compared to the NK cells of healthy donors. The rate of return and function of NK cells are correlated with treatment outcome post‑allogeneic HSCT, so increasing the number and function of NK cells post‑allogeneic HSCT to stimulate the graft versus leukemia effect has the potential to increase survival in patients receiving allogeneic HSCT for treatment of AML. As discussed above, 4‑1BBL and IL‑15TP induce proliferation and maturation of NK cells, supporting the testing of RTX-240 in both the relapsed or refractory transplant-ineligible population as well as the post‑allogeneic HSCT setting. We expect RTX-240 to have effects in AML under both clinical scenarios.

Initially, we plan to dose escalate RTX-240 in patients with relapsed or refractory AML who are not eligible for an allogeneic transplant to determine the optimal dosing strategy in hematologic malignancies. Assuming initial safety data has been generated, RTX-240 could be evaluated in the post‑allogeneic HSCT setting, using the dose determined in the dose escalation portion of the study.

Preclinical data for RTX-224

RTX-224 has been shown to drive both T cell and NK cell activation and expansion by simultaneously and proximately co-expressing IL-12 and 4-1BBL.

Our in vivo studies of a murine surrogate of RTX-224, mRBC-224, administered subcutaneously in an MC38 colon cancer mouse model provide evidence in support of RTX-224’s immune activation and tumor control. In this model, tumor cells were injected to establish growing tumors and then mice were treated with a control mRBC alone, mRBC-

224 alone, an anti-PD1 antibody in combination with mRBC-CTRL, or with mRBC-224 in combination with an anti‑PD‑1 antibody. mRBC-224 administered as a monotherapy reduced tumor burden in mice compared to those treated with mRBC‑CTRL with or without and anti-PD1 antibody. mRCT-224 administered alone resulted in 5/11 tumor regressions, while mRCT-224 administered in combination with an anti-PD1 antibody resulted in 9/11 tumor regressions. These results are depicted below.

Activity of mRBC-224 in an MC38 Colon Cancer Mouse Model

Dugast, et. al., American Association for Cancer Research; Poster #3256, 2019.

In additional preclinical studies, mRBC-224 demonstrated significant tumor growth inhibition in both lung metastatic and subcutaneous B16F10 models. As shown below mRBC-224 is as effective as the anti-4-1BB antibody 3H3 (left panel below) or more effective (right panel below) without causing toxicity seen by 3H3 alone (change in body weight in graph below titled “Organ Toxicity in Mice”).

Lung Metastasis and Subcutaneous B16F10 Tumor Mouse Model

Dugast, et. al., American Association for Cancer Research; Poster #3256, 2019.

In contrast to systemic recombinant IL-12, mRBC-224 resulted in significantly reduced toxicity likely due to restriction of therapy to the vasculature. Mice treated with mRBC-224 maintained body weight over time, whereas mice administered systemic recombinant IL-12, with or without a 4-1BB agonist antibody, demonstrated significant loss of body weight versus controls. mRBC-treated mice had no evidence of liver toxicity, which was observed based on no increase in serum alanine transaminase and liver weight, compared to mice treated with systemic recombinant IL-12. The charts below summarize these results.

Organ Toxicity in Mice

A
Change in Body Weight
Body Weight Change, %
Days After Randomization
mRBC-CTRL
mRBC-224 (1×10⁸)
mRBC-224 (3×10⁸)
mRBC-224 (1×10⁹)
rIL-12 (4 μg)
rIL-12 (4 μg) + 3H3 (50 μg)
a
B
ALT
ALT, U/L
Days After Randomization
mRBC-CTRL
mRBC-224 (1×10⁸)
mRBC-224 (3×10⁸)
mRBC-224 (1×10⁹)
rIL-12
C
IFNγ
IFNγ, pg/mL
Days After Randomization
mRBC-CTRL
mRBC-224 (1×10⁸)
mRBC-224 (3×10⁸)
mRBC-224 (1×10⁹)
rIL-12 (4 μg)
D
Liver Weight
Weight, g
mRBC-CTRL
mRBC-224 (1×10⁸)
mRBC-224 (3×10⁸)
mRBC-224 (1×10⁹)
rIL-12

Dugast, et. al., American Association for Cancer Research; Poster #3256, 2019.

In summary, 4-1BBL and IL-12 have synergistic and complementary effects in promoting innate and adaptive immunity. We have observed that the combination of 4‑1BBL and IL‑12 induces efficacy in multiple cancer models both as a monotherapy and in combination with an anti‑PD‑1 antibody. In contrast to systemic recombinant IL-12, RTX-224 resulted in significantly reduced toxicity likely due to restriction of therapy to the vasculature. As a result, we believe that co‑expression of 4‑1BBL and IL‑12 on RTX-224, and the sequestration of RTX-224 in the vasculature has the potential to drive potent anti‑tumor activity with an advantageous tolerability profile. We therefore believe that the ability of RTX-224 to stimulate both the innate and adaptive immune systems will translate into therapeutic benefits for patients with solid tumors.

Clinical development

While checkpoint inhibitors have revolutionized cancer treatment, their limitations are becoming increasingly evident. Responses are confined to certain tumor types and only a limited portion of patients are cured. Currently, the challenge in immunotherapy is to induce responses in refractory tumors as well as to increase the rate and duration of response. By stimulating both arms of the immune system, RTX-224 could be an ideal combination therapy for checkpoint inhibitors to both improve and extend responses.

IL-12 is known to drive the activation and proliferation of T cells and NK cells and promote antigen presentation on dendritic cells. This antigen presentation may enable us to target formerly non-immunogenic tumors by enhancing their immune signature.

In the future, we are planning to evaluate RTX-224 in solid tumors as monotherapy and in combination with other anti-cancer agents. We also plan to study RTX-224 in patients whose disease has progressed on checkpoint inhibitor therapy.

Antigen-specific immune stimulation: Artificial antigen presenting Red Cell Therapeutic product candidates, RTX-321 for HPV-positive tumors

Current therapies and their limitations

Immuno-oncologists are pursuing multiple approaches to target antigens for the purpose of killing cancer cells. Previously mentioned CAR-T cell therapies are an autologous approach that engineers a patient’s own T cells ex vivo to target a specific antigen, but have thus far demonstrated limited benefit outside of certain hematological malignancies and have had challenges with manufacturing and scale. Other companies are using different therapeutic modalities to try to expand the number of T cells targeting a particular antigen in vivo, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy. However, to date, these approaches have had challenges generating sufficient quantity and quality of immune responses against particular antigens, which has limited their efficacy. As a result, there remains a need for more effective therapies that target cancer, or cancer-associated antigens.

Preclinical data for artificial antigen presenting Red Cell Therapeutics and RTX-321

We have created RCT product candidates that function as artificial APCs, or aAPCs, with the potential to induce a tumor-specific immune response by expanding antigen-specific T cells.

The RED PLATFORM permits us to engineer a variety of proteins in their native state on the cell surface. For aAPCs, we can express signals 1, 2 and 3, which are necessary for the expansion and activation of antigen-specific T cells. We can engineer MHC that presents a tumor‑specific peptide antigen, or signal 1, with a costimulatory protein, such as 4‑1BBL, or signal 2, and a cytokine, such as IL-12, or signal 3. When co-expressed and delivered simultaneously and proximately, signal 1+2 promotes T cell activation/initial proliferation and potentially memory and signal 3 can increase T cell expansion further and support the maintenance of T cell memory. Additionally, the ability to significantly expand and activate a tumor-specific T cell population to kill tumors in vivo shares characteristics with CAR‑T therapies, which administer a tumor-specific T cell population that can expand, sometimes uncontrollably, in the patient. By controlling the RTX‑aAPC dose, we believe that we can more effectively control the expansion of the tumor-specific T cells and potentially the tolerability and effects of the therapy. Current treatment options for refractory and relapsing disease are limited, and we expect to be able to offer patients a potent and highly specific immune stimulation.

RTX-321, our lead artificial antigen presenting cell program, expresses an HPV peptide antigen bound to MHC I,
4-1BBL and IL-12 on the cell surface to mimic human T cell-APC interactions. We plan to file an IND for RTX-321 for the treatment of HPV-positive tumors by the end of 2020.

RTX‑aAPCs Mimic the APC‑T Cell Interaction to Provide Antigen-Specific Cancer Therapies

The figure below schematically depicts the interaction between our artificial antigen-presenting cell (RTX-aAPC) and a T cell. The RTX-aAPC delivers all three signals required for optimal activation of the T cells. Signal 1 is an antigenic peptide presented by an MHC Class I molecule; signal 2 is a costimulatory signal (4-1BBL is used in the examples below); and signal 3 is a cytokine (IL-12 used in the studies below).

As a first step to examine the potential of RTX-aAPCs, we have constructed a murine surrogate, termed mRBC-aAPC which expresses signals 1 and 2 (ovalbumin, or OVA; and 4-1BBL, respectively). We observed that an mRBC-aAPC expressing signals 1 and 2 activates ovalbumin‑specific T cells and potently expands OVA-specific T cells (OT1 cells) with a memory phenotype (CD44+) in vitro compared with control cells expressing signal 1 alone or signal 2 alone.

Activation of Ovalbumin (OVA)‑Specific T Cells with mRBC‑aAPC (OVA)

Zhang, et. al., Society for Immunotherapy of Cancer; Poster #P233, 2019.

We have also observed that when ovalbumin‑specific transgenic T cells (OTI‑T cells) are expanded and activated by mRBC‑aAPC (expressing ovalbumin peptide – OVA – presented by MHC class I plus 4-1BBL) selectively kill ovalbumin‑expressing tumor cells (EG7.OVA cells), while the parental cells that do not express ovalbumin (EL4) are not eliminated.

Activity of OT1‑T Cells Expanded With mRBC‑aAPC (OVA)

Zhang, et. al., American Association for Cancer Research; Poster #3260, 2019.

Furthermore, we have observed in vivo in mice that mRBC‑aAPC (OVA + 4-1BBL) specifically expand and activate OT1 T cells in the spleen and lymph nodes (60- and 30-fold). Importantly, we find that the majority of the OT1 T cells display a central memory phenotype (not shown), which has been found to be a key population driving the effectiveness of T cell-based therapies. In addition, a large proportion of these cells are found to traffic to lymph nodes, which supports their potential to effectively mobilize within the body and to the tumor to support a robust anti‑tumor response. In contrast, the mRBC-CTRL (expressing 4-1BBL without antigen on the cell surface) did not expand or activate OTI‑T cells, thereby indicating that mRBC‑aAPCs mimic the function of antigen presenting cells in vivo.

mRBC-aAPC (OVA) Increases CD8 OT1 T Cell Numbers in the Spleen and Lymph Nodes

Zhang, et. al., Society for Immunotherapy of Cancer; Poster #P233, 2019.

As noted above, OT1 T cells that are expanded and activated by mRBC‑aAPC (OVA) selectively kill ovalbumin‑expressing tumor cells, or EG7.OVA cells. In the experiment depicted below, mRBC-aAPC (OVA) treatment promoted regressions and increased survival in a mouse tumor model compared to controls. Additionally, the number of antigen-specific cells in tumors and tumor-draining lymph node also increased with mRBC-aAPC (OVA) treatment in this tumor model relative to controls.

mRBC‑aAPC (OVA) Promotes Substantial Regressions and Increases Survival
in an EG7.OVA Mouse Tumor Model

Zhang, et. al., Society for Immunotherapy of Cancer; Poster #P233, 2019.

As additional proof of concept, we engineered mouse red cells with hundreds of thousands of copies of MHC I loaded with the gp100 peptide, a melanoma antigen, 4-1BBL and IL-12 on the cell surface (i.e., signals 1+2+3) and tested these in a B16-F10 melanoma mouse model. These cells (mRBC-gp100-4-1BBL-IL-12) promoted the expansion and effector function of adoptively transferred antigen-specific Pmel T cells, and nearly eliminated lung metastases at the highest dose levels. Also, mRBC-gp100-4-1BBL-IL-12 promoted gp100-specific T cell expansion (Pmel cells) in the circulation, secondary lymphoid organs and lungs. Importantly, mRBC-gp100-4-1BBL-IL-12 not only augmented the functional responses of adoptively transferred Pmel cells, but also induced effector responses in endogenous CD8 T cells, indicating that the mRBC was able to stimulate an immune response in pre-existing cells.

aAPC Targeted Against a Tumor-Associated Melanoma Antigen gp100

Zhang, et. al., Society for Immunotherapy of Cancer; Poster #P233, 2019.

Finally, we observed that our lead product candidate, RTX-321 (HPV+) can activate an HPV-specific TCR transduced T cell line as well as primary human T cells. In the experiment shown below, untransduced primary human T cells or T cells transduced with an HPV-specific T cell receptor were cultured with RCTs that expressed either nothing, signals 2+3 (i.e., no antigen), signals 1+2, or RTX-321. No cell expansion was observed in the absence of antigen. An RCT expressing HPV antigen plus 4-1BBL induced modest expansion of HPV-responsive T cells, but RTX-321 was at least 10-fold more potent.

Zhang, et. al., Society for Immunotherapy of Cancer; Poster #P233, 2019.

Collectively, we believe these preclinical data support the development of RTX-321 for the treatment of HPV 16-positive tumors, including head and neck and cervical cancer. We plan to file in IND for RTX-321 by the end of 2020.

The potential applications of RTX‑aAPCs span both solid and hematological cancers and there are many known tumor antigens common to certain cancers that can be targeted for development. In addition to a program in HPV 16+ tumors, we are exploring the use of shared and personal tumor neoantigens to deliver more accessible and effective treatments than standard vaccines or alternative neoantigen approaches.

Autoimmune diseases

RCT product candidates for the induction of antigen‑specific tolerance

We have generated RCT product candidates that express antigens within the cell, on the cell surface, or as presented by major histocompatibility complex II, and we believe that this represents a powerful antigen‑presenting platform for the potential treatment of autoimmune diseases, such as Type 1 diabetes. In addition, we have the ability to express immune-modulating cytokines, enzymes, or inhibitory signals, which may have the potential to induce tolerance. We believe that if successful, this approach will allow us to address a wide range of autoimmune diseases.

We are currently assessing several tolerance inducing RCT product candidates. We anticipate that our lead product candidate will focus on an indication where treatment effects are easily measurable and proof-of-concept can be demonstrated in an efficient manner.

Current therapies and their limitations

Over the past two decades, considerable progress has been made in the treatment of a range of autoimmune disorders with many patients enjoying an improvement in quality of life as a result. Despite their success, current therapeutic approaches to autoimmune diseases are either generally or specifically immunosuppressive and expose patients to an increased risk of opportunistic infection and hematological cancers, as is the case with JAK inhibitors, anti‑TNF antibodies and anti‑CD20 targeted antibodies. In up to one third of cases, patients with autoimmune diseases fail to respond to treatment, and most responding patients ultimately lose responsiveness over time.

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

Preclinical data

In a commonly used preclinical mouse model of neurodegeneration, the experimental autoimmune encephalomyelitis model, or EAE model, we have observed induction of peripheral tolerance using a murine RCT displaying the model‑specific antigen associated with neuronal demyelination, the MOG 35‑55 peptide. In the experiment depicted below, murine RCT‑MOG, or mRBC‑MOG, and control mouse RBCs were administered to mice at a disease score of 0.5 to1.0. The mRBC‑MOG‑treated animals were brought back to an average disease score of zero, while control animals continued to progress to limited disability. More significantly, as depicted in the second experiment, following treatment with mRBC‑MOG and control mouse RBCs at a disease score of three, indicating that the animals were paralyzed, we observed a remarkable recovery curve following treatment with murine mRBC‑MOG. In effect, mice exhibiting paralysis were made to walk again through tolerance induction via exposure to the peptide MOG on the mouse red cell.

mRBC‑MOG Effect on Mice with Moderate EAE (Left) and Paralyzed EAE Mice (Right)

Upon examination of the histopathology, the difference in the damage to spinal cord tissue between the control and treated mice was notable. In addition, treatment with mRBC‑MOG cells was found to dramatically reduce the infiltration of pathogenic Th1 and Th17 CD4+ cells that have been shown to drive disease progression.

Effect of mRBC‑MOG on Th1 and Th17 Cells in the Spinal Cord in EAE Mice

In further preclinical studies in EAE mice, we observed that mouse RBCs and mRBC‑MOG cells are taken up by antigen presenting cells, such as dendritic cells (DC) and Kupffer cells within the liver, and that mRBC‑MOG upregulates PD‑L1, an immunosuppressive marker, on APCs, while control mouse RBCs do not. The above findings suggest that red blood cell uptake into APCs promotes an immunosuppressive phenotype that then drives the reduction in pathogenic Th1 and Th17 T cells in the spinal cord, thereby providing evidence for the mechanism of action for RCT‑driven tolerance induction.

Effect of mRBC‑MOG in Immunosuppressive on the Phenotype of APCs in EAE Mice

Beyond observations of therapeutic effects in this disease model, we have generated evidence of the development of immunologic memory following treatment with mRBC‑MOG, suggesting the possibility of a cure. Using the EAE animal model, mice were first treated with either mRBC‑MOG or control mouse RBCs on Days 5 and 17. Following a 40‑day washout period after which the administered mouse RBCs were no longer in circulation, the EAE mice were re‑challenged with MOG peptide to re‑stimulate an immune response. We observed a clear improvement in survival between the mRBC‑MOG treated group and the control group, indicating that mRBC‑MOG treated animals maintained immunological memory which protected them from the re‑challenge.

Survival of Previously mRBC‑MOG Treated EAE Mice After a Second MOG Challenge

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

Autoimmune disease discovery research

Beyond developing RCTs that express one or more antigens for the treatment in antigen‑induced autoimmune diseases, we are exploring the potential to apply RCT product candidates to directly stimulate specific populations of regulatory T cells or delete pathogenic CD4 cells and direct the immune system back to a more tolerogenic state. We have also created RCT constructs that clear lethal doses of TNF‑alpha and botulinum toxin from the bloodstream of mice, suggesting that RCTs may also provide therapeutic benefits to patients suffering from severe inflammatory diseases.

Rare Diseases

Until March 2020, we had been developing RTX-134 for the treatment of PKU. We had also been developing RCT product candidates for the treatment of other rare diseases such as chronic refractory gout and homocystinuria.

The IND for RTX-134 was allowed to proceed by the FDA in March 2019. The first patient was enrolled in the trial in January 2020. RTX-134 administration was well tolerated. While there were no reported adverse events, the results from the first patient were uninterpretable possibly due, in part, to the low dose of cells administered and the sensitivity of the flow cytometry assay used to evaluate cell circulation.

In March 2020, we decided to discontinue the RTX-134 Phase 1b clinical trial and deprioritized RTX-134 and our other rare disease programs, to primarily focus on the development of our oncology and autoimmunity pipeline. Multiple factors contributed to this decision, including unanticipated delays in the RTX-134 Phase 1b clinical trial, primarily due to continued manufacturing challenges at our CMO, the anticipated high cost associated with producing chronic, high-dose therapy for enzyme deficiencies and favorable preclinical data from our oncology pipeline. Future capital investments and improvements in manufacturing efficiency, together with enhancements to the RED PLATFORM®, may enable us to revisit chronic, high-dose rare diseases in the future.

Manufacturing

We have industrialized the production of RCTs by developing and scaling up a manufacturing process by which hematopoietic progenitor cells are expanded, then genetically engineered and subsequently differentiated and matured into enucleated RCTs that express biotherapeutic proteins within the cell or on the cell surface. Our standard RCT manufacturing process includes the following steps:

(1)

Donors are screened for infectious diseases according to regulatory guidelines and are typed for major blood group antigens. O negative blood donors are selected and administered granulocyte colony stimulating factor to mobilize their bone marrow.

(2)	CD34+ hematopoietic precursor cells are isolated from universal donor blood, collected by apheresis and purified.
(3)	These precursor cells are transduced using a lentiviral vector encoding one or more chosen biotherapeutic proteins.
(4)

The cells are then exposed to a defined media formulation in a bioreactor to promote further expansion and differentiation until they differentiate and mature into enucleated reticulocytes. At this stage, the enucleated reticulocytes are RCTs that express one or more biotherapeutic proteins in the cytosol or on the cell surface.

(5)	The RCTs are purified, formulated and stored at 4°C or frozen.

A single donor is expected to allow us to manufacture up to thousands of doses when we reach full manufacturing capacity. With approximately 7% of the U.S. population having an O negative blood type, we believe that there is ample supply of CD34+ hematopoietic precursor cells needed to produce our RCTs. Additionally, due to the inherent properties of RBCs, RCTs can be manufactured in large bioreactors using our proprietary cell culture processes, which could result in the cost of goods sold being significantly lower than other cellular therapies.

The FDA has approved our established and compliant manufacturing process capable of producing product candidates for clinical use following the current good manufacturing practices, or cGMP operations. We expect to be able to use the same or similar manufacturing processes for all our future RCT product candidates, which would enable us to bring RCTs into clinical development in an accelerated manner.

Based on our expertise in red cell biology and advice from leading hematologists and blood transfusion experts, we have developed RCT product release criteria to determine the purity, viability, red cell identity and potency of each RCT batch. These release criteria have been reviewed and accepted for clinical use by the FDA.

We manufacture RCTs in bioreactors, which enable us to control critical process parameters and thereby produce consistent RCTs that meet the established product release criteria. We are currently working to further increase yields and plan to scale into larger bioreactors for eventual commercialization. We currently use external suppliers for lentiviral vector production but have developed an internal lentiviral vector production process, which may be used in the future.

In addition to the standard RCT manufacturing process, we have developed alternative proprietary processes for engineering hematopoietic precursor cells and maturing these into RCTs. These processes may be utilized in the production of future RCTs.

Expanding our manufacturing capacity and supply chain

To enable us to produce consistent and reproducible product at greater scale, in July 2018, we acquired and began renovating a 135,000 square foot cGMP manufacturing facility in Smithfield, RI. As of January 2020, this manufacturing facility is operational and is expected to provide cGMP material for clinical supply and commercial product upon regulatory approval. We plan to provide clinical supply for our upcoming RTX-240 and RTX-321 cancer clinical trials from this site. In addition, we have the potential to significantly expand our manufacturing capabilities in Smithfield, RI and plan to stage additional investments based on future supply needs.

Suppliers and contract manufacturing organizations

In 2018, we entered into a clinical supply agreement with a CMO located in the United States to produce cGMP grade RTX‑134 for our initial clinical trial in PKU. We experienced multiple manufacturing challenges with this CMO that contributed to delays in the RTX-134 Phase 1b clinical trial. Although we were able to manufacture clinical grade RTX-134 for the first time during the third quarter of 2019, continued challenges contributed to further clinical trial delays following the dosing of the first patient in January 2020. In March 2020, we decided to discontinue the RTX-134 Phase 1b clinical trial and deprioritized RTX-134 and our other rare disease programs, to primarily focus on the development of our oncology and autoimmunity pipeline.

We have entered into agreements with a supplier of cGMP grade plasmids for lentiviral production as well as a supplier of lentiviral vector. We have secured cGMP lentiviral vector production slots that will provide the initial supply of RTX-240 drug product for the beginning of our planned Phase 1 trials, and we are continually securing additional lentiviral production slots for the additional RCT product candidates that are projected to enter clinical trials.

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

We believe that we have a strong global intellectual property position and possess substantial know‑how and trade secrets relating to our proprietary product candidates, technology and platform, including related manufacturing processes and technology. As for our product candidates, platform, and the processes we develop and commercialize, in the normal course of business, we pursue, as appropriate, patent protection or trade secret protection relating to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. As of February 29, 2020, our patent portfolio consists of 32 patent families, including 12 issued U.S. patents, 46 owned or in‑licensed U.S. pending patent applications (including provisional applications), and 109 owned or in‑licensed pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty, or PCT, applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our product candidates and certain aspects of our RED PLATFORM and our manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below.

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

RTX-240 and RTX-224 for certain oncology indications

We have developed RTX-240, an RCT product candidate that expresses 4‑1BBL and IL‑15TP (a fusion of the cytokine IL‑15 and IL‑15 receptor alpha), for the treatment of patients suffering from hematological or solid cancers that have lost response to conventional therapies, including anti‑PD‑1 therapies or other immune-oncology therapies, and to prevent the emergence of resistance to checkpoint inhibitors and other immune-oncology therapies. We have developed RTX-224, an RCT product candidate that co‑expresses 4‑1BBL and IL‑12, for the treatment of patients suffering from hematological or solid cancers that have lost response to conventional therapies, have failed to qualify for or respond to or have lost response to immunotherapy, including anti‑PD‑1 therapies or other immune-oncology therapies, and to prevent the emergence of resistance to checkpoint inhibitors and other immune-oncology therapies.

•

This aspect of our patent portfolio relates to RCTs that express 4‑1BBL, RCTs that express IL‑15 or IL‑15TP, RCTs that express IL-12, RCTs that co‑express 4‑1BBL and IL‑15TP, RCTs that co-express 4-1BBL and IL-12, methods of activating CD8+ T cells and NK cells, methods of treating cancer, methods of making RCTs that express 4‑1BBL and IL‑15TP, including RTX-240, and methods of making RCTs that express 4-1BBL and IL-12, including RTX-224.

•

As of February 29, 2020, the patent rights relating to this technology includes three issued U.S. patents, three pending U.S. patent applications, 14 pending international patent applications derived from National Stage entries, and one PCT application, relating to RCT compositions of matter, methods of activating immune cells, methods of treatment, and methods of making RTX-240 and RTX-224. We expect the issued patents and patent applications in this portfolio, if issued, to expire between 2037 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

RTX-321, an artificial antigen presenting cell for the treatment of HPV-positive tumors

We have developed RTX-321, an artificial antigen presenting cell RCT, that expresses an HPV peptide antigen bound to MHC I, 4-1BBL and IL-12 on the cell surface to mimic human T cell-APC interactions. RTX-321 is in development for the treatment of HPV-positive tumors.

•

This aspect of our patent portfolio relates to RCTs that express 4‑1BBL, RCTs that express IL-12, RCTs that co-express 4-1BBL and IL-12, RCTs that express an HPV peptide antigen bound to MHC I, 4-1BBL, and IL-12, methods of treating cancer, and methods of making RCTs that express an HPV peptide antigen bound to MHC I, 4-1BBL and/or IL-12, including RTX-321.

•

As of February 29, 2020, the patent rights relating to this technology includes two issued U.S. patents, two pending U.S. patent applications, 14 pending international patent applications derived from National Stage entries, and one PCT application, relating to RCT compositions of matter, methods of treatment and methods of making RTX-321. We expect the issued patents and patent applications in this portfolio, if issued, to expire between 2037 and 2038, without taking into account any patent term adjustments or extensions we may obtain.

Additional oncology intellectual property

We own disease‑related patent applications directed to RCTs for use in oncology, including immuno‑oncology. These patent applications relate to RCT compositions that comprise a variety of agents, including anti‑tumor antibodies, tumor starvation enzymes, pro‑apoptotic proteins, costimulatory molecules, immune checkpoint inhibitors, tumor antigens, MHC molecules and numerous combinations thereof. These patent applications also cover the use of RCTs to treat cancer, including lung cancer, melanoma, renal cancer, bladder cancer, gastric cancer, squamous cell carcinoma, Hodgkin lymphoma, hepatocellular carcinoma, Merkel cell carcinoma, colorectal cancer, and acute myeloid leukemia, as well as various relapsed or refractory cancers.

We expect the patent applications in this portfolio, if issued, to expire between 2034 and 2038, without taking into account any patent term adjustments or extensions we may obtain.

Autoimmune disease intellectual property

We own disease‑related patent applications directed to RCTs for use in treating autoimmune diseases. These patent applications relate to RCT compositions having autoimmune antigens, anti‑cytokine antibodies, agents for cleaving autoimmune antibodies and numerous combinations thereof. The RCTs covered by these patent applications operate through various mechanisms, including through induction of tolerance to self‑antigens, clearance of autoimmune antibodies from the bloodstream, clearance of cytokines from the bloodstream and inactivation of autoimmune antibodies. The patent applications also cover the use of these RCTs to treat a number of diseases, such as Type 1 diabetes, membranous nephropathy, autoimmune hepatitis, myasthenia gravis, celiac disease and neuromyelitis optica.

We expect the patent applications in this portfolio, if issued, to expire between 2035 and 2038, without taking into account any patent term adjustments or extensions we may obtain.

Cardio‑metabolic disorders intellectual property

We own disease‑related patent applications directed to RCT compositions and their use in treating cardiac disorders and metabolic disorders, including diabetes, obesity heart failure, atherosclerosis and hemophilia. We expect the patent applications in this portfolio, if issued, to expire in 2037, without taking into account any patent term adjustments or extensions we may obtain.

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

Platform‑related intellectual property

In addition to the disease‑related intellectual property, our intellectual property portfolio also includes know‑how and patent applications directed to the RED PLATFORM and other technologies developed internally and exclusively in‑licensed from the Whitehead Institute for Biomedical Research, or WIBR, that relate to the engineering and culturing of RCTs. Exemplary platform technologies that are the subject of such patent applications include:

•	methods related to the in vitro production of enucleated red blood cells;
•	gene editing and transcriptional modulation systems for engineering RCTs;
•	targeted lipid nanoparticle compositions and RNA delivery techniques;
•	amplifiable nucleic acid constructs for optimizing protein production;
•	methods for chemically conjugating biotherapeutic proteins to cell surfaces; and
•	methods for increasing percent enucleation during RCT production.

These platform technologies, and our intellectual property protection related thereto, are broadly applicable to our RCT product candidates.

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including but not limited to Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, and Japan.

Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product‑by‑product basis, from country‑to‑country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory‑related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Trademark protection

As of February 29, 2020, our trademark portfolio contains approximately 52 registrations and pending applications. For the RUBIUS THERAPEUTICS mark, we have pending applications in the United States, Argentina, and Canada, registrations in Brazil and Hong Kong, and an International Registration designating Australia, China, the E.U., India, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, the Philippines, Russia, Singapore, S. Korea, and Switzerland. Under this International Registration, the mark is pending in the E.U., Indonesia, Israel, Mexico, Norway, the Philippines, S. Korea, and Switzerland, and registered in Australia, China, India, Japan, New Zealand, Russia, and Singapore. In addition, we have a U.S. trademark registration and a pending U.S. application for the RUBIUS mark. For the RCT mark, we have a pending U.S. application as well as an International Registration designating China, the E.U., India, and Japan. Under this International Registration, the mark is pending in China and Japan, and registered in the E.U. and India. In addition, we have a pending application for this mark in Canada. We also have pending U.S. and Canadian applications for the RED CELL THERAPEUTICS mark as well as an International Registration designating China, India, and Japan. Under this International Registration, the mark is registered in Japan and pending in China and India. We have a U.S. trademark registration for the RED PLATFORM mark, as well as an International Registration designating China, the E.U., India, Japan and Russia. Under this International Registration, the mark is registered in all countries. In addition, we have a pending application for this mark in Canada. We have a pending U.S. application for the REALIZING THE POWER OF RED mark, as well as an International Registration designating Canada, China, the E.U., India, Japan, and Russia. Under this International Registration, the mark is pending in all countries. Finally, we have a pending U.S. application for the RTX mark.

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

Licenses

In January 2016, we entered into an exclusive license with WIBR that grants us an exclusive, worldwide, sublicensable license under patent rights comprising two patent families to research, develop, make and commercialize products and processes covered by such patent rights for all uses, or the WIBR License. The WIBR License also includes an option for us to exclusively negotiate with WIBR for a license to certain improvement technologies related to the licensed subject matter. The WIBR License was amended in December 2017 to grant us an exclusive license to the commercialization rights under a third patent family jointly owned by WIBR and Tufts University, or Tufts. The WIBR License was amended in July 2018 to grant us an exclusive license to the commercialization rights under a fourth patent family owned by WIBR. As of February 29, 2020, the patent portfolio licensed from WIBR consists of two issued U.S. patents, and a total of 17 pending U.S. and foreign patent applications and issued foreign patents. We expect these WIBR‑licensed patent applications, if issued, to expire between 2034 and 2038, without taking into account any patent term adjustments or extensions that may be obtained.

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

WIBR retains the right with respect to all four patent families licensed to us to (i) practice the patent rights licensed under the agreement for research, teaching and educational purposes, including sponsored research and collaboration, and (ii) grant non‑exclusive licenses to academic and not‑for‑profit research institutes to practice under the patent rights for research, teaching and educational purposes (excluding sponsored research), while Tufts retains such rights only with respect to the patent family that it co‑owns. Pursuant to a Defense Advanced Research Projects Agency agreement between WIBR and a global biopharmaceutical company, the biopharmaceutical company funded research resulting in one of the licensed patent families and WIBR granted the right to retain a worldwide, irrevocable, non‑exclusive, royalty‑free right to use this patent family for research and development purposes. In addition, under the WIBR agreement, the U.S. federal government retains a royalty‑free, non‑exclusive, non‑transferable license to practice any government‑funded invention claimed in the patent rights, as set forth in 35 U.S.C. §§ 201‑211 and Executive Order 12591.

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

Competition

In addition to the product specific competitors that are described for each of the initial targets we are pursuing, we have identified three companies that are leveraging the RBC as a platform. Erytech Pharma SA is using hypotonic enzyme loading to create products for use in cancer and immunology. The company has completed a successful Phase 3 program in acute lymphoblastic leukemia, recently failed a Phase 2 trial in acute myeloid leukemia, and completed a successful Phase 2 program in pancreatic cancer. We believe that there are fundamental challenges with hypotonic loading including:

•

The hypotonic loading process may be challenging to scale as it requires delivery of hypotonically loaded blood to the patient within 72 hours of acquisition of the blood. Thus, while not autologous, it suffers from many of the shortcomings of autologous therapy.

•	Therapeutic interventions are limited to agents that can be loaded into, as opposed to expressed on, the cell surface of RBCs.

There are two other companies that rely on loading of mature RBCs: EryDel SpA is in late-stage development of dexamethasone loaded red blood cells for the treatment of ataxia telangiectasia and has declared a number of pre-clinical programs; and SQZ Biotechnologies is pursuing applications in cancer, enzyme replacement therapy and immune tolerance using a variety of cell-based approaches, including red cells.

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

In addition to the companies described above, we anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Amgen, Inc., F. Hoffman‑La Roche AG (Roche), Johnson & Johnson, and Pfizer, Inc.

Government regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, post‑approval monitoring and reporting, marketing and export and import of drug and biological products, such as RTX‑240 and RTX-321, and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

The FDA categorizes human cell‑ or tissue‑based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products must be approved by the FDA through the biologics license application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•

performance of adequate and well‑controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial‑related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of a BLA;
•	a determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
•

satisfactory completion of an FDA pre‑approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements and, if applicable, current Good Tissue

Practices, or cGTP, to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biological product in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for RTX-240 and RTX-321 and any future product candidates will be granted on a timely basis, or at all.

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

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Each clinical trial of investigational cell and gene therapies must be reviewed and approved by the Institutional Biosafety Committee (IBC) for each clinical site. IBCs were established under the National Institute of Health (NIH) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules to provide local review and oversight of nearly all forms of research utilizing recombinant or synthetic nucleic acid molecules. In its review, the IBC assesses biosafety issues, specifically, safety practices and containment procedures, related to the investigational product and clinical study. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Such trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC, and other relevant approvals are in place can these protocols proceed. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease‑affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•

Phase 2 clinical trials involve studies in disease‑affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit and risk relationship of the product and provide an adequate basis for product labeling.

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

BLA and FDA review process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, a request for approval to market the biological product for one or more specified indications, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company‑sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through December 31, 2020, the user fee for an application requiring clinical data, such as a BLA or NDA, is $2,942,965. The sponsor of an approved BLA is also subject to an annual prescription drug program fee, which for fiscal year 2020 is $332,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non‑orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in‑depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by the FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre‑approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements and, if applicable, cGTP requirements. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their products with the FDA and, when applicable, to evaluate donors through screening and testing. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP and cGTP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data as part of the review process, which could result in extensive discussions between the FDA and the applicant during the process.

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

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life‑threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive interaction and guidance from the FDA. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Regenerative medicine advanced therapy designation

As part of the 21st Century Cures Act, Congress amended the FDCA to create an accelerated approval pathway for certain regenerative medicine therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine therapies do not include those human cells, tissues and cellular and tissue-based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life‑threatening disease or condition.

A sponsor may request that the FDA designate a drug as an RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the product has the potential to address unmet medical needs for a serious or life‑threatening disease or condition. The FDA generally expects preliminary clinical evidence to be obtained from clinical investigations specifically conducted to assess the effects of the therapy on a serious condition, which could include well‑designed retrospective studies or clinical case series, as appropriate, but the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over existing therapies. Advantages of RMAT designation include all of the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA. In addition, a product that receives RMAT designation may be eligible for priority review, and the FDA may grant accelerated approval to products that have RMAT designation based on (1) previously agreed‑upon surrogate or intermediate endpoints that are reasonably likely to predict long‑term clinical benefit; or (2) reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. Another benefit of RMAT designation is that may enable to the sponsor to meet post‑approval requirements beyond the completion of traditional confirmatory clinical trials. The FDA has indicated that post‑approval requirements for RMATs receiving accelerated approval can potentially be met through:

•	Clinical evidence, clinical studies, patient registries or other sources of real-world evidence, such as electronic health records;
•	The collection of larger confirmatory data sets; or
•	Post‑approval monitoring of all patients treated with such therapy prior to approval of the therapy.

•

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

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of RTX-240 and RTX-321 and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch‑Waxman Amendments. The Hatch‑Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent‑term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent‑term restoration period is generally one‑half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

A reference biological product is granted four- and twelve-year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case‑by‑case basis with data submitted by the sponsor.

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

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced‑therapy medicines, such as gene therapy, somatic cell therapy or tissue‑engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the E.U.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

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

European data collection

The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, in the E.U. is governed by, as of May 2018, the General Data Protection Regulation, or the GDPR. The GDPR imposes strict rules on the transfer of personal data out of the European Economic Area, or the EEA, to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the E.U. Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the E.U. and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. For more information related to GDPR, please see “Risk Factors—Risks related to government regulation—European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.”

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

For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change instituted by CMS under the 340B program. The HHS appealed the lower court’s decision to the D.C. Circuit Court of Appeals on July 15, 2019. Pending review, it is unclear how this decision could affect covered hospitals who might purchase our products in the future, and affect the rates we may charge such facilities for our approved products. The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our product candidates. If third‑party payors do not consider our products to be cost‑effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

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

Other healthcare laws

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians may expose a pharmaceutical or biologics manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti‑kickback, false claims, physician transparency and patient data privacy and security laws and regulations, including but not limited to those described below:

•

the federal Anti‑Kickback Statute makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party acting on its behalf) to knowingly and willfully solicit receive, offer, provide or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward either referrals of individuals for, or the purchase, recommendation, arrangement, order or prescription of any good or service, including any particular drug, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violation of the statute does not require actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti‑Kickback Statute, constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false, fictitious or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

•

the federal anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

•	the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under

Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state and foreign laws and regulations, such as state and foreign anti‑kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical and biologics manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug and biologic manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non‑compliance, contractual damages, reputational harm, individual imprisonment, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our ability to operate our business. In addition, commercialization of any of our products outside the United States will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

The Bipartisan Budget Act of 2018 also amends the ACA, effective January 1, 2019, by increasing the point‑of‑sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” which will shift costs for name brand drugs away from Part D participants back to the manufacturers, which could have a negative effect on our profits in the event any of our products receive FDA approval and CMS reimbursement. Similarly, CMS recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS has finalized a rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs, change the definition of "negotiated prices," and add a definition of "price concession" to the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Legislative and regulatory proposals, and enactment of laws, at the foreign, federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future.

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

Employees

As of February 29, 2020, we had 223 full‑time employees and 186 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be positive.

Facilities

Our corporate headquarters is located in approximately 85,000 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts. The lease term for approximately 48,000 square feet expires in January 2027 and the lease term for the remaining 37,000 square feet expires in August 2028.

We own a 135,000 square foot clinical manufacturing facility located in Smithfield, Rhode Island.

Legal proceedings

We are not currently a party to any material legal proceedings.

Corporate Information

Rubius was incorporated in April 2013 as VL26, Inc. under the laws of the State of Delaware. In January 2015, the Company changed its name to Rubius Therapeutics, Inc. Our principal executive office is located at 399 Binney Street, 3rd Floor, Cambridge, Massachusetts, and our telephone number is (617) 679-9600. Our website address is www.rubiustx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the years ended December 31, 2019, 2018 and 2017, we reported net losses of $163.5 million, $89.2 million and $43.8 million, respectively. As December 31, 2019, we had an accumulated deficit of $312.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

•

add operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as any additional infrastructure necessary to function as a public company.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of December 31, 2019, we had $283.3 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments into 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•	the clinical development plans we establish for our product candidates;

•	the number and characteristics of product candidates that we develop or may in-license;

•	the terms of any collaboration agreements we may choose to conclude;

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, our stockholders’ ownership interest will be diluted. If we raise additional capital through additional debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

We have an effective shelf registration statement on Form S-3 (Registration No. 333-232955), or the S-3 Registration Statement, on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $450 million (as of December 31, 2019) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the S-3 Registration Statement could result in dilution of our stockholders and could have a negative impact on our stock price.

The terms of our debt facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.

In December 2018, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto, or the Collateral Agent, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of December 31, 2019, we have borrowed $50.0 million. The third tranche will be available to us through June 30, 2020, subject to the satisfaction of certain financial covenants.

The Loan Agreement requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions.

If we default under the facility, the lenders may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, the lenders could take control of our pledged assets and we may need to immediately cease operations. If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, the lender’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration of the Collateral Agent of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the Loan Agreement. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.

We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

We are early in our development efforts and we plan to initiate our first oncology clinical trial for our lead oncology product candidate, RTX-240. We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

In addition, as an early-stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, including most recently in connection with the discontinuation of our Phase 1b clinical trial for RTX-134. As we advance our product candidates, we will need to transition from a company with a research focus to a company capable of supporting clinical development and if successful, commercial activities. We may not be successful in such a transition.

Our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-321 and others that may be selected from our preclinical programs. Our Investigational New Drug application, or IND, for RTX-240 was allowed to proceed by the FDA. We plan to file an IND for RTX-321, our first antigen-presenting cell program, by the end of 2020. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240, as our next planned clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design and establishing trial protocols, clinical site initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

All of our product candidates are in the early stages of development and will require additional nonclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because RTX-240 is our most advanced current product candidate, if RTX-240 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

The successful development of cellular therapeutics, such as our RCTs, is highly uncertain.

Successful development of cellular therapeutics, such as our RCTs, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Cellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:

•	nonclinical or preclinical testing or study results may show our RCTs to be less effective than desired or to have harmful or problematic side effects or toxicities;

•	clinical trial results may show our RCTs to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

•	clinical trial results may show that our RCTs may not have the circulating time we expect based on preclinical studies and models, which may negatively affect the activity observed in clinical trials;

•

failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, manufacturing delays, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or biologics license application, or BLA, preparation, discussions with the FDA, an FDA request for additional nonclinical or clinical data, or unexpected safety or manufacturing issues;

•	manufacturing issues and costs, formulation issues, pricing or reimbursement issues, or other factors that make our RCT therapies uneconomical; and

•	proprietary rights of others and their competing products and technologies that may prevent our RCT therapies from being commercialized.

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

Our RCT technology is relatively new and no products based on genetically engineered red cells have been approved to date in the United States or the European Union. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not completed clinical trials, we have not yet been able to assess safety in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, cellular therapies, such as our RCT product candidates, have a limited circulating time in animals as they are recognized as foreign by the host animal and therefore cleared by the complement-mediated reticuloendothelial system, which limits the safety and toxicology assessments that we can conduct in preclinical species. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our RED PLATFORM, or any similar or competitive cellular technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our RED PLATFORM or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

We may expend our resources to pursue a particular product candidate or indication and forgo the opportunity to capitalize on product candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for regulatory approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates, as we have recently done for RTX-134, or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

•

the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, including for example in our Phase 1b trial for our discontinued product candidate, RTX-134, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•	we may need to add new or additional clinical trial sites;
•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be untimely, insufficient or inadequate;
•	RCTs may circulate longer or shorter in humans than anticipated;
•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;
•

clinical trials of our product candidates may produce negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials, revise our trial design or testing protocols or abandon product development programs; and

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

Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our planned study of RTX-240 includes an open-label dosing design, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

All but one of our current product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We intend to develop RTX-240 and RTX-321, and may develop future product candidates, alone and in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

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

Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	inability to bring a product candidate to the market;

•	decreased demand for our products;

•	injury to our reputation;

•	withdrawal of clinical trial participants and inability to continue clinical trials;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate; and

•	declines in our share price.

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

We expect to develop RTX-240 and RTX-321, and potentially future product candidates, alone and in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop RTX-240 and RTX-321, and likely other product candidates, alone and in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate RTX-240 and RTX-321 or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell RTX-240, RTX-321 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with RTX-240, RTX-321 or any product candidate we develop, we may be unable to obtain approval of or market RTX-240, RTX-321 or any product candidate we develop.

Cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies in general, and RCTs in particular, remain novel and unproven therapies, with no genetically engineered red cell therapy approved to date in the United States or the European Union. RCTs may not gain the acceptance of the public or the medical community. For example, CAR-Ts and other cellular therapies have in some cases caused severe side effects and even mortality and their broader use may therefore be limited. Although our RCTs are fundamentally different than these earlier cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Further, with respect to our RTX-240 and RTX-321 programs, the use of potent T cell and NK cell stimulation as a potential treatment for solid or hematological cancers is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

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

We anticipate competing with the largest biopharmaceutical companies in the world, as well as a broad range of smaller biotechnology companies which are all currently conducting research in cellular therapies, either alone or in partnerships with other parties, and all of which have or may have greater financial and human resources than we currently have. In addition to these fully integrated biopharmaceutical companies, we also compete with those companies whose products target the same indications as our product candidates. Many third parties compete with us in developing various approaches to cancer and autoimmune therapies. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our RCT product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our RCTs or that would render our cancer targeted RCTs obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other cancer and autoimmune therapies continue to accelerate.

There are at least three companies leveraging red blood cells to develop therapeutics for cancer and/or immune tolerance. Erytech Pharma SA is using hypotonic enzyme loading to create products for use in cancer and immunology. EryDel SpA is in late-stage development of dexamethasone loaded red blood cells for the treatment of ataxia telangiectasia and has declared a number of pre-clinical programs. Finally, SQZ Biotechnologies is pursuing applications in cancer, enzyme replacement therapy and immune tolerance using a variety of cell-based approaches, including red cells.

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

As of February 29, 2020, we had 223 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David R. Epstein, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Andrew Oh, our Chief Financial Officer, Christina Coughlin, our Chief Medical Officer, Laurence Turka, our Chief Scientific Officer and Spencer Fisk, our Senior Vice President of Manufacturing. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, including the recent 2019 novel coronavirus outbreak, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, providing or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the creation, receipt, transmission, use or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers, such as physician assistants and nurse practitioners;

•	the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers or other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism or global pandemics, including but not limited to, the novel coronavirus.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Business disruptions, including from the recent coronavirus outbreak, could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our contractors, consultants and collaborators, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and the shutdown or delay of business activities in the region. To the extent our suppliers or business partners are unable to comply with their obligations under our agreements with them or they are otherwise unable to complete or are delayed in completing activities in China due to the coronavirus outbreak, our ability to advance development in the United States may become impaired. Global travel restrictions and shutdowns in business operations in China, and potentially elsewhere, as a result of the outbreak may also limit our ability to pursue our business development strategy with potential collaborators. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

As of December 31, 2019, we had U.S. federal and state net operating loss, or NOL, carryforwards of $222.9 million and $227.0 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $185.7 million which carryforward indefinitely. The state NOLs expire at various dates through 2039. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $9.5 million and $5.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk factors—Risks related to our business, technology and industry,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, since the beginning of January 2020, the coronavirus outbreak has caused disruption in the financial markets both globally and in the United States. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to negatively impact economic activities in many countries, including the United States. The spread of the coronavirus to the United States, could have a negative material impact on our business, prospects, financial condition and results of operations of the Company.

In addition, our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to drugs and the approval of drug candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union, especially in the case of a “hard” Brexit, would have and how such withdrawal would affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

For example, Brexit result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our drug candidates that are developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

As of December 31, 2019, we had cash, cash equivalents and investments of $283.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

We are early in our development efforts. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. The IND for RTX-240 has been allowed to proceed by the FDA; all of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates - RTX-240 and RTX-321. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies;

•	approval of INDs for our planned clinical trials or future clinical trials;

•	successful and timely enrollment in, and completion of, clinical trials;

•	successful development of companion diagnostics for use with certain of our product candidates;

•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishing clinical supply and commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;

•	enforcing and defending intellectual property rights and claims; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.

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

•

the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we contract for clinical and commercial supplies; and

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

For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that we may be able to utilize the FDA’s accelerated approval program for our product candidates given the limited alternatives for treatments for certain cancer and autoimmune diseases, but the FDA may not agree with our plans.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

Moreover, approval of genetic or biomarker diagnostic tests may be necessary in order to advance some of our product candidates to clinical trials or potential commercialization, and regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Potential undesirable side effects caused by our product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The treatment-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for one or more of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for any of our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

Our product candidates may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of an approved product, and a company that is found to have improperly promoted off-label uses may be subject to significant liability and regulatory enforcement actions.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration in the United States may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities, such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these executive actions, including any executive orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in October 2017, California became the first state to pass legislation requiring pharmaceutical manufacturers to announce planned drug price increases. While this legislation does not directly affect drug prices, it puts further pressure on pharmaceutical manufacturers in setting prices. At least one state, Oregon, has recently passed a similar law, requiring pharmaceutical manufacturers to disclose cost components, and other states are likely to follow. Additionally, the Trump administration recently released a “Blueprint”, or plan, to reduce the cost of drugs. The Trump administrations’ Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from

Canada. While the current proposal excludes biological products, this proposal could be expanded or additional proposals that reach biological products could be introduced. In December 2019, the FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

Our ability to commercialize any products successfully, if approved, also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced or further amended. We cannot predict what effect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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

Data collection in Europe and some U.S. states is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection, use, storage, disclosure, transfer of other processing of personal data, including personal health data in the European Union, or EU, is governed by the GDPR as of May 25, 2018.

The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the European Economic Area, or the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, implementing safeguards to keep personal information secure, having data processing agreements with third parties who process personal information, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal information, obtaining consent of the individuals to whom the personal data relates, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. It substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10 million Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20 million Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Given the new law, we face uncertainty as to the exact interpretation of the new requirements, and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, RED PLATFORM and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, although we own an issued composition of matter patent related to RTX-134 and an issued composition of matter patent related to RTX-240 and RTX-321, there can be no assurance that we will secure issued patents for additional product candidates. We have filed or intend to file patent applications directed to the composition of matter of our product candidates and various processes of our RED PLATFORM; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Although we have secured an issued United States composition of matter patent related to RTX-134 and an issued composition of matter patent related to RTX-240 and RTX-321, we cannot be certain that the claims in our pending patent applications covering the composition of matter of all of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and RED PLATFORM could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patents applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents to successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We intend to rely on patent rights and the status of our product candidates, if approved, as products eligible for exclusivity under the Biologics Price Competition and Innovation Act (BPCIA). If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.

We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our and our licensors’ ability to obtain regulatory exclusivity and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and products.

Even if we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection, data exclusivity or orphan drug exclusivity, for our product candidates, we believe that our product candidates will be protected by exclusivity that prevents approval of a biosimilar in the United States for a period of twelve years from the time the product to which it claims similarity was first approved. However, the Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act , Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262 (the BCPIA), created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. Current biosimilars litigation are addressing certain requirements of the BPCIA which is creating uncertainty over how certain terms of the BPCIA should be construed and this presents uncertainty for both the biologics innovator and biosimilar party. The BPCIA mechanism required for biosimilar applicants may pose greater risk that patent infringement litigation will disrupt our activities and add increased expenses as well as divert management’s attention. If a biosimilar version of one of our product candidates were approved in the United States, it could have a negative effect on our business.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of February 29, 2020, most of the patent rights that we own or in-license are currently pending patent applications, except that we own seven issued U.S. patents and we have in-licensed one U.S. patent. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Our inability to protect our intellectual property or failure to maintain the confidentiality and integrity of data or other sensitive company information, by cyber-attack or other event, could have a material adverse effect on our business.

Our success and competitive position are dependent in part upon our proprietary intellectual property. We rely on a combination of patents and trade secrets to protect our proprietary intellectual property, and we expect to continue to do so. Although we seek to protect our proprietary rights through a variety of means, we cannot guarantee that the protective steps we have taken are adequate to protect these rights. Patents issued to or licensed by us in the past or in the future may be challenged and held invalid. In addition, as our patents expire, we may be unsuccessful in extending their protection through patent term extensions. The expiration of, or the failure to maintain or extend our patents, could have a material adverse effect on us.

We also rely on confidentiality agreements with certain employees, consultants, and other third parties to protect, in part, trade secrets and other proprietary information. These agreements could be breached, and we may not have adequate remedies for such a breach. In addition, others could independently develop substantially equivalent proprietary information or gain access to our trade secrets or proprietary information.

Our intellectual property, other proprietary technology, and other sensitive company information is dependent on sophisticated information technology systems and is potentially vulnerable to cyber-attack, loss, damage, destruction from system malfunction, computer viruses, loss of data privacy, or misappropriation or misuse of it by those with permitted access, and other events. While we have invested to protect our intellectual property and other information, and continue to upgrade and enhance our systems to keep pace with continuing changes in information processing technology, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks, or other events. Such events could have a material adverse effect on our reputation, financial condition, or results of operations.

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

We expect to rely on third parties to produce and process our products, if approved.

We currently rely on outside vendors to supply raw materials and other important components, such as CD34+ precursor cells and lentiviral vectors, that are used to manufacture our product candidates. We have only recently begun clinical scale manufacturing and have not reached commercial scale manufacturing capabilities. We may not be able to manufacture sufficient materials to meet clinical demand for all of our product candidates and may not reach commercial scale for any of our product candidates. We will make changes as we work to optimize the manufacturing process for our product candidates, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. As of January 2020, our manufacturing facility purchased in 2018 is operational and we will be responsible for compliance with regulatory requirements, known as cGMP requirements. If we or our any contract manufacturers that we may engage cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our product candidates. In addition, we have no control over the ability of any contract manufacturers that we may engage to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Our product candidates are uniquely manufactured. If we or any of third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Although we continue to optimize our manufacturing process for our RCT product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of reagents and/or raw materials. We ultimately may not be successful in operating the manufacturing facility we established ourselves, or any contract manufacturer that we may engage with may not have the necessary capabilities to successfully implement our manufacturing process. If we are unable to adequately validate or scale-up the manufacturing process for our product candidates as planned, we will need to transfer to an alternative contract manufacturer and complete the manufacturing validation process, which can be costly, lengthy and unpredictable. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer that we may engage, we may still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs that we may engage are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs that we may engage will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

We have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful.

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative or in addition to our reliance on CMOs for the manufacture of our product candidates. As of January 2020, this manufacturing facility is operational and is expected to provide cGMP materials for clinical supply and, ultimately, commercial product upon regulatory approval. We plan to provide cGMP supply for our upcoming RTX-240 and RTX-321 cancer clinical trials from this site.

We expect that our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercial product, enable more rapid implementation of process changes, and allow for better long-term cost of goods manufactured. However, we have no experience as a company in developing or operating a manufacturing facility and may never be successful in developing or operating this facility and recognizing its full capabilities. As a result, we may need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. We, as a company, also have no experience in setting up, building or eventually managing and operating a manufacturing facility. If we have failed to select the correct location, or if we fail to complete any future renovations in an efficient manner, or fail to recruit or retain the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Operating our own manufacturing facility will require significant resources, and we do not have experience as a company in managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. In addition, when we switch from our current CMO to our own manufacturing facility, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Failure to successfully operate our manufacturing facility could adversely affect the commercial viability of our product candidates.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $6.96 per share and as high as $33.01 per share through February 29, 2020. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

•adverse or uninterpretable results from or delays in clinical trials of our product candidates, including those we have experienced for our Phase 1b clinical trial for RTX-134 which we have since discontinued;

•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•adverse developments concerning our manufacturers, including the difficulties encountered by our contract manufacturer for clinical supply of our discontinued Phase 1b clinical trial for RTX-134;

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Exchange Act, as amended, may sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

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

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of February 29, 2020 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim against us governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Securities Act or the rules and regulations thereunder. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On August 5, 2019, the decision was appealed to the Delaware Supreme Court and the appeal remains pending. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed or otherwise abrogated, we do not intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, our Board of Directors intends to amend promptly the Company’s bylaws to remove the Federal Forum Provision. Such amendment could cause us to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the forum selection clauses in our amended and restated by-laws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Alternatively, if the Federal Forum Provision is found inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in approximately 85,000 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts. The lease term for approximately 48,000 square feet commenced on January 28, 2019 and the lease term for the remaining 37,000 square feet commenced on August 8, 2019. The lease terms will expire eight and nine years from the commencement date of the 48,000 square feet and the remaining 37,000 square feet, respectively.

In addition to our corporate headquarters, we own a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island.

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

Holders of Our Common Stock

As of February 29, 2020, there were approximately 19 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from July 18, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2019. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 18, 2018, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

As of December 31, 2019, we have used $197.5 million of the net proceeds from the IPO, consisting of $143.9 million used in operations, $8.0 million for the purchase of our manufacturing facility and $45.6 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Consolidated Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing at the end of this prospectus and the “Management’s discussion and analysis of financial condition and results of operations” section of this prospectus. We have derived the consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing at the end of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2016 and the consolidated balance sheet data as of December 31, 2017 and 2016 is derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operation Data:
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	112,419	51,769	21,226	8,403
General and administrative	57,182	39,894	22,038	2,449
Total operating expenses	169,601	91,663	43,264	10,852
Loss from operations	(169,601)	(91,663)	(43,264)	(10,852)
Other income (expense):
Interest income	7,994	5,078	584	—
Interest expense	(2,590)	(464)	(309)	(149)
Change in fair value of preferred stock warrant liability	—	(2,187)	(785)	1
Other income (expense), net	739	41	(73)	(16)
Total other income (expense), net	6,143	2,468	(583)	(164)
Net loss	(163,458)	(89,195)	(43,847)	(11,016)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	(656)	(748)
Net loss attributable to common stockholders	$(163,458)	$(89,195)	$(44,503)	$(11,764)
Net loss per share attributable to common stockholders, basic and diluted	$(2.08)	$(2.27)	$(5.55)	$(1.63)
Weighted average common shares outstanding, basic and diluted	78,688,878	39,285,468	8,023,785	7,200,581

	December 31,
	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$283,287	$404,051	$104,288	$6,834
Working capital	255,506	394,406	97,830	4,035
Total assets	394,841	479,109	107,687	7,989
Long-term debt, net of discount, including current portion	49,596	24,347	5,441	3,924
Preferred stock warrant liability	—	—	866	67
Convertible preferred stock	—	—	139,790	19,067
Total stockholders' equity (deficit)	274,213	393,008	(43,687)	(17,124)

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

We have generated hundreds of RCTs using our RED PLATFORM®, a highly versatile and proprietary cellular therapy platform. We are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. We are establishing end to end manufacturing capabilities and plan to develop commercial infrastructure to further establish Rubius Therapeutics as a leading, fully integrated cellular therapy company.

During 2019, the IND for a Phase 1b clinical trial evaluating RTX-134 for the treatment of phenylketonuria, or PKU, was allowed to proceed by the FDA and in January 2020, we dosed the first patient in the trial. In March 2020, we announced that we are discontinuing the Phase 1b clinical trial for RTX-134 and deprioritizing our rare disease programs in order to primarily focus on our oncology and autoimmunity pipeline. Future capital investments and improvements in manufacturing efficiency, together with enhancements to the RED PLATFORM®, may enable us to revisit chronic, high-dose rare diseases in the future.

The IND for our second product candidate, RTX-240 has been allowed to proceed by the FDA and we plan to submit an IND for RTX-321 by the end of 2020.

Since our inception, we have focused substantially all of our resources on building our proprietary RED PLATFORM, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing drug product material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and with proceeds from our initial public offering, or IPO. On July 20, 2018, we completed our IPO pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. In August 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC with respect to an at-the-market, or ATM, offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $100.0 million. We have not yet sold any shares of our common stock under the ATM offering program.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $163.5 million for the year ended December 31, 2019, $89.2 million for the year ended December 31, 2018 and $43.8 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $312.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct clinical trials for our product candidates;
•	further develop our RED PLATFORM;
•	continue to discover and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific manufacturing and commercial personnel;
•	expand in-house manufacturing capabilities, including through the operation and future renovation or expansion of our manufacturing facility;
•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
•	acquire or in-license other product candidates and technologies;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
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

As of December 31, 2019, we had cash, cash equivalents and investments of $283.3 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2022. See “—Liquidity and Capital Resources.”

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our drug discovery efforts, and the development and manufacturing of our product candidates, which include:

•	employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;
•

expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;

•

the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and any contract manufacturing organizations, or CMOs, that we may engage, and in our manufacturing facility;

•	laboratory supplies and research materials;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•	payments made under third‑party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct research, manufacturing and development expenses are tracked on a program‑by‑program basis for clinical candidates. These consist mostly of fees, reimbursed materials, testing and other costs paid to consultants, contractors, CMOs and CROs, as well as the cost of materials used at our manufacturing site. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later‑stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of specialty raw materials for use in production of our product candidates;
•	our ability to consistently manufacture our product candidates for use in clinical trials;
•	our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
•	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidates, if and when approved;
•	obtaining and maintaining third‑party insurance coverage and adequate reimbursement;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third‑party payors;
•	competition with other products; and
•	a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses include salaries and related costs, including stock‑based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility‑related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses may increase in the future as we continue to build infrastructure to support the expansion of our research activities, development of our product candidates and any expanded compliance requirements.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash balances.

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

Other Income (Expense), Net

Other income (expense), net consists of income earned under a sublease agreement and miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $222.9 million and $227.0 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million, which expire at various dates through 2037, and $185.7 million, which carryforward indefinitely. The state NOLs expire at various dates through 2039. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $9.5 million and $5.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	112,419	51,769	60,650
General and administrative	57,182	39,894	17,288
Total operating expenses	169,601	91,663	77,938
Loss from operations	(169,601)	(91,663)	(77,938)
Other income (expense):
Interest income	7,994	5,078	2,916
Interest expense	(2,590)	(464)	(2,126)
Change in fair value of preferred stock warrant liability	—	(2,187)	2,187
Other income (expense), net	739	41	698
Total other income, net	6,143	2,468	3,675
Net loss	$(163,458)	$(89,195)	$(74,263)

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Direct research and development program expenses:
Rare disease	$24,292	$9,061	$15,231
Cancer	8,775	345	8,430
Platform development, early-stage research and unallocated expenses:
Personnel-related	27,508	13,955	13,553
Stock-based compensation expense	9,011	3,787	5,224
Contract research and development	12,463	9,462	3,001
Laboratory supplies and research materials	14,286	8,338	5,948
Facility related and other	16,084	6,821	9,263
Total research and development expenses	$112,419	$51,769	$60,650

Research and development expenses were $112.4 million for the year ended December 31, 2019, compared to $51.8 million for the year ended December 31, 2018. The increase in direct costs related to our rare disease program of $15.2 million was primarily due to costs incurred in connection with our Phase 1b clinical trial of RTX‑134 in patients with phenylketonuria. Following the decision in March 2020 to deprioritize development of our rare disease programs, we expect these costs to decrease throughout the remainder of 2020 as the RTX-134 Phase 1b trial has been discontinued. The increase in direct costs of $8.4 million in our lead cancer programs, including RTX-240 and RTX-321, was related principally to preclinical and IND-enabling activities. The increases in personnel-related costs and stock-based compensation expense of $13.6 million and $5.2 million, respectively, were due to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $5.9 million was due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $9.3 million was mostly due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January and August 2019, as well as additional laboratory services to support increased headcount.

General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Personnel-related	$10,485	$6,772	$3,713
Stock-based compensation expense	32,260	23,741	8,519
Professional and consultant fees	8,539	6,623	1,916
Facility related and other	5,898	2,758	3,140
Total general and administrative expenses	$57,182	$39,894	$17,288

General and administrative expenses for the year ended December 31, 2019 were $57.2 million, compared to $39.9 million for the year ended December 31, 2018. The increase in general and administrative expenses of $17.3 million was primarily due to an increase in stock-based compensation expense of $8.5 million, personnel related costs of $3.7 million and facility related and other costs of $3.1 million, all of which were due to increased headcount in our general and administrative function, including additions to the executive management team. The increase in facility-related and other expenses was mostly due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January and August 2019, as well as additional insurance costs resulting from operating as a public company. Professional and consultant fees increased by $1.9 million principally due to increased patent costs and increases in accounting, audit, legal and consulting fees incurred to operate as a public company.

Interest Income

Interest income was $8.0 million for the year ended December 31, 2019, compared to $5.1 million for the year ended December 31, 2018. Interest income increased as a result of higher invested balances due to cash proceeds received from our IPO in July 2018 and our 2018 Credit Facility (as defined below) in December 2018 and June 2019.

Interest Expense

Interest expense was $2.6 million for the year ended December 31, 2019, compared to $0.5 million for the year ended December 31, 2018. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Change in Fair Value of Preferred Stock Warrant Liability

The change in the fair value of our preferred stock warrant liability was due to its derecognition upon exercise, which was effective upon the closing of our IPO.

Other Income (Expense), Net

Other income (expense), net was $0.7 million for the year ended December 31, 2019, compared to less than $0.1 million for the year ended December 31, 2018. Other income (expense), net increased as a result of income earned from a sublease agreement that commenced February 2019.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	51,769	21,226	30,543
General and administrative	39,894	22,038	17,856
Total operating expenses	91,663	43,264	48,399
Loss from operations	(91,663)	(43,264)	(48,399)
Other income (expense):
Interest income	5,078	584	4,494
Interest expense	(464)	(309)	(155)
Change in fair value of preferred stock warrant liability	(2,187)	(785)	(1,402)
Other income (expense), net	41	(73)	114
Total other income (expense), net	2,468	(583)	3,051
Net loss	$(89,195)	$(43,847)	$(45,348)

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
Rare disease	$9,061	$809	$8,252
Cancer	345	—	345
Platform development, early-stage research and unallocated expenses:
Personnel related	13,955	5,278	8,677
Stock-based compensation expense	3,787	1,756	2,031
Contract research and development	9,462	6,594	2,868
Laboratory supplies and research materials	8,338	4,123	4,215
Facility related and other	6,821	2,666	4,155
Total research and development expenses	$51,769	$21,226	$30,543

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

Interest Income

Interest income was $5.1 million for the year ended December 31, 2018, compared to $0.6 million for the year ended December 31, 2017. Interest income increased primarily as a result of higher invested balances due to cash proceeds received from our Series C preferred stock financing in February 2018 and our IPO in July 2018.

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

Other Income (Expense), Net

Other income (expense), net was not significant during the years ended December 31, 2018 or 2017.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our IPO. As of December 31, 2019, we had cash, cash equivalents and investments of $283.3 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we repaid all borrowings under our 2015 loan and security agreement and entered into a new loan and security agreement for an aggregate principal amount of $75.0 million, of which $50.0 million was outstanding as of December 31, 2019.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(110,444)	$(58,341)	$(21,938)
Cash used in investing activities	(132,635)	(111,639)	(2,251)
Cash provided by financing activities	27,291	374,829	121,693
Net increase (decrease) in cash, cash equivalents and restricted cash	$(215,788)	$204,849	$97,504

Operating Activities

During the year ended December 31, 2019, operating activities used $110.4 million of cash, primarily resulting from our net loss of $163.5 million, partially offset by net non‑cash charges of $42.6 million, primarily consisting of stock‑based compensation expense.  Changes in our operating assets and liabilities for the year ended December 31, 2019 provided cash of $10.4 million consisting primarily of a $5.5 million increase in accounts payable, accrued expenses and other current liabilities, a $5.0 million increase in operating lease, right-of-use asset, and a $2.7 million increase in prepaid expenses and other current assets, offset by a $2.7 million decrease in operating lease liabilities.

During the year ended December 31, 2018, operating activities used $58.3 million of cash, primarily resulting from our net loss of $89.2 million, partially offset by net non‑cash charges of $30.7 million, primarily consisting of stock‑based compensation expense. Changes in our operating assets and liabilities for the year ended December 31, 2018 provided net cash of $0.1 million, which consisted primarily of a $9.2 million increase in accounts payable and accrued expenses and other current liabilities, offset by a $9.1 million increase in prepaid expenses and other current assets and other assets.

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

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods presented were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2019, net cash used in investing activities was $132.6 million, consisting of purchases of investments of $319.1 million and purchases of property, plant and equipment of $40.7 million, offset by sales and maturities of investments of $227.2 million. Our purchases of property, plant and equipment primarily consisted of $29.8 million related to the renovation and customization of our manufacturing facility in Smithfield, Rhode

Island, and $8.5 million for the purchase of laboratory equipment as we expanded our discovery and technical development activities.

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

During the years ended December 31, 2017, net cash used in investing activities was $2.3 million due to purchases of property and equipment related to equipment as we expanded our discovery and manufacturing activities.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities of $27.3 million consisted of $25.0 million of proceeds received from borrowings under a loan and security agreement and $2.4 million proceeds received from the issuance of common stock upon exercise of stock options.

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

In December 2018, or the Closing Date, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million, or the 2018 Credit Facility. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, we made an initial borrowing of $25.0 million. In June 2019, we made a second borrowing of $25.0 million. The third tranche is available to us through June 30, 2020, subject to the satisfaction of certain financial covenants.

Interest on the outstanding loan balance accrues at a rate of the one-month U.S. LIBOR rate plus 5.50%. Monthly principal payments will commence 36 months after the Closing Date and will be amortized over the following 24 months. The term loans are subject to a prepayment fee of 1.00% in the first year, 0.50% in the second year and 0.25% in the third year. In conjunction with 2018 Credit Facility, we incurred issuance costs of $0.8 million.

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such covenants as of December 31, 2019. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default.

Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than its intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement (the “Distribution Agreement”), with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There were no shares of the Company's common stock sold under the Distribution Agreement during 2019.

Funding Requirements

We expect our expenses to increase substantially in the future as we conduct the activities necessary to advance our product candidates through development. The timing and amount of our operating and capital expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•

the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	the timing and outcome of regulatory review of our product candidates;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•	developments concerning our CMOs;
•	our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
•	the costs associated with the operation of our multi‑suite manufacturing facility and the costs and timing of any future renovation or expansion of the facility;
•	our ability to establish collaborations if needed;
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

We believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$62,349	$10,540	$14,760	$7,390	$29,659
Debt obligations (2)	61,928	3,597	31,369	26,962	—
Total	$124,277	$14,137	$46,129	$34,352	$29,659

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under three operating lease agreements that expire in September 2021, January 2027 and August 2028 and our embedded lease resulting from an agreement with a contract manufacturing supplier that expires in December 2020.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 8.10% per annum, which was the interest rate in effect as of December 31, 2019.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies, assay development, clinical trials, manufacturing and testing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the table above as the amount and timing of such payments are not known.

We have also entered into a license agreement with the Whitehead Institute for Biomedical Research (“WIBR”), as amended, under which we have been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of our red cell therapeutics (the “WIBR License”). We are obligated to pay to WIBR low single‑digit royalties based on annual net sales by us, our affiliates and our sublicensees of licensed products and licensed services that are covered by a valid claim of the licensed patent rights at the time and in the country of sale. Based on the progress the we make in the advancement of products covered by the licensed patent rights, we are required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, we are required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by us on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

We have the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of contract or in the event of bankruptcy, liquidation, insolvency or cessation of business related to the license. For additional information, see “Business—Licenses.”

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre‑determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with preclinical and assay development activities;
•	CMOs in connection with process development and scale‑up activities and the production and testing of preclinical and clinical trial materials; and
•	CROs in connection with clinical trials.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As of December 31, 2019, we had cash, cash equivalents and investments of $283.3 million, which consisted of cash, U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of December 31, 2019, we had $50.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2019.

Item 8. Consolidated Financial Statements and Supplementary Data

RUBIUS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rubius Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubius Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019, and the manner in which it accounts for share-based compensation issued to non-employees in 2018.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2020

We have served as the Company’s auditor since 2016.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$91,898	$307,064
Investments	191,389	96,987
Prepaid expenses and other current assets	5,979	9,737
Restricted cash	—	622
Total current assets	289,266	414,410
Operating lease, right-of-use-asset	46,559	—
Property, plant and equipment, net	56,924	62,796
Restricted cash	1,735	1,735
Other assets	357	168
Total assets	$394,841	$479,109
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,178	$7,886
Accrued expenses and other current liabilities	16,042	12,118
Operating lease liabilities	10,540	—
Total current liabilities	33,760	20,004
Long-term debt, net of discount	49,596	24,347
Other long-term liabilities	405	309
Operating lease liabilities, net of current portion	36,867	—
Lease financing obligation	—	41,441
Total liabilities	120,628	86,101
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2019 and December 31, 2018; 80,016,245 and 79,234,853 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	80	79
Additional paid-in capital	586,798	543,040
Accumulated other comprehensive income (loss)	75	(29)
Accumulated deficit	(312,740)	(150,082)
Total stockholders' equity	274,213	393,008
Total liabilities and stockholders' equity	$394,841	$479,109

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$—	$—
Operating expenses:
Research and development	112,419	51,769	21,226
General and administrative	57,182	39,894	22,038
Total operating expenses	169,601	91,663	43,264
Loss from operations	(169,601)	(91,663)	(43,264)
Other income (expense):
Interest income	7,994	5,078	584
Interest expense	(2,590)	(464)	(309)
Change in fair value of preferred stock warrant liability	—	(2,187)	(785)
Other income (expense), net	739	41	(73)
Total other income (expense), net	6,143	2,468	(583)
Net loss	(163,458)	(89,195)	(43,847)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	(656)
Net loss attributable to common stockholders	(163,458)	(89,195)	(44,503)
Net loss per share attributable to common stockholders, basic and diluted	$(2.08)	$(2.27)	$(5.55)
Weighted average common shares outstanding, basic and diluted	78,688,878	39,285,468	8,023,785

Comprehensive loss:
Net loss	$(163,458)	$(89,195)	$(43,847)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	104	(29)	—
Comprehensive loss	$(163,354)	$(89,224)	$(43,847)

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balances at December 31, 2016	29,570,662	$19,067	7,886,292	$8	$—	$—	$(17,132)	$(17,124)
Issuance of Series B convertible preferred stock, net of issuance costs of $433	14,362,344	120,067	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	250,572	—	37	—	—	37
Issuance of common stock for one‑time bonus payment	—	—	213,439	—	—	—	—	—
Issuance of restricted common stock upon early exercise of stock options	—	—	1,400,000	1	(1)	—	—	—
Issuance of restricted common stock	—	—	5,227,014	6	(6)	—	—	—
Stock‑based compensation expense	—	—	—	—	17,903	—	—	17,903
Accretion of Series A redeemable convertible preferred stock to redemption value	—	656	—	—	(656)	—	—	(656)
Net loss	—	—	—	—	—	—	(43,847)	(43,847)
Balances at December 31, 2017	43,933,006	139,790	14,977,317	15	17,277	—	(60,979)	(43,687)
Issuance of Series C convertible preferred stock, net of issuance costs of $214	7,912,432	100,986	—	—	—	—	—	—
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	3,053	—	—	3,053
Conversion of redeemable convertible preferred stock to common stock	(51,845,438)	(240,776)	51,845,438	52	240,724	—	—	240,776
Issuance of common stock, initial public offering, net of issuance costs of $3,548	—	—	12,055,450	12	254,306	—	—	254,318
Cashless exercise of warrants	—	—	131,273	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	180	—	—	180
Issuance of common stock upon exercise of stock options	—	—	225,375	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	27,528	—	—	27,528
Cumulative effect adjustment for adoption of ASU 2018-07	—	—	—	—	(92)	—	92	—
Unrealized losses on investments	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(89,195)	(89,195)
Balances at December 31, 2018	—	—	79,234,853	79	543,040	(29)	(150,082)	393,008
Issuance of common stock upon exercise of stock options	—	—	1,449,309	2	2,443	—	—	2,445
Stock-based compensation expense	—	—	—	—	41,271	—	—	41,271
Repurchase of unvested restricted common stock	—	—	(667,917)	(1)	—	—	—	(1)
Vesting of restricted common stock	—	—	—	—	44	—	—	44
Unrealized gains on investments	—	—	—	—	—	104	—	104
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	—	—	800	800
Net loss	—	—	—	—	—	—	(163,458)	(163,458)
Balances at December 31, 2019	—	$—	80,016,245	$80	$586,798	$75	$(312,740)	$274,213

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(163,458)	$(89,195)	$(43,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	41,271	27,528	17,903
Depreciation and amortization expense	2,995	1,263	447
Change in fair value of preferred stock warrant liability	—	2,187	785
Accretion of discount on investments	(2,320)	(329)	—
Loss on disposal of property and equipment	335	—	—
Non-cash interest expense	289	86	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,655	(9,037)	(647)
Operating lease, right-of-use-asset	4,991	—	—
Other assets	2	(74)	—
Accounts payable	(1,037)	4,938	1,110
Accrued expenses and other current liabilities	6,503	4,307	2,247
Deferred rent	—	(15)	22
Operating lease liabilities	(2,670)	—	—
Net cash used in operating activities	(110,444)	(58,341)	(21,938)
Cash flows from investing activities:
Purchases of property, plant and equipment	(40,657)	(14,952)	(2,251)
Purchases of investments	(319,133)	(160,972)	—
Sales and maturities of investments	227,155	64,285	—
Net cash used in investing activities	(132,635)	(111,639)	(2,251)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	100,986	120,067
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	257,866	—
Payments of initial public offering costs	—	(3,548)	—
Proceeds from the sale of restricted common stock	—	—	100
Proceeds from repayment of promissory note	—	246	—
Payments of debt issuance costs	—	(285)	(11)
Repurchase of unvested restricted common stock	(122)	—	—
Proceeds from borrowings under loan and security agreement	25,000	25,000	1,500
Payment of long-term debt	—	(5,500)	—
Proceeds from issuance of common stock upon exercise of stock options	2,413	64	37
Net cash provided by financing activities	27,291	374,829	121,693
Net increase (decrease) in cash, cash equivalents and restricted cash	(215,788)	204,849	97,504
Cash, cash equivalents and restricted cash at beginning of period	309,421	104,572	7,068
Cash, cash equivalents and restricted cash at end of period	$93,633	$309,421	$104,572

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$2,961	$385	$265
Cash paid for leases	5,375	—	—

Supplemental disclosure of non-cash investing and financing information:
Lease assets obtained in exchange for new operating lease liabilities	$49,799	$—	$—
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$3,095	$1,550	$9
Amounts capitalized under build-to-suit lease transaction	$—	$45,142	$—
Proceeds from issuance of common stock upon exercise of stock options in other current assets	$32	$—	$—
Reclassification of warrant liability to additional paid-in capital	$—	$3,053	$—
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$240,776	$—
Issuance of preferred stock warrant in connection with loan and security agreement	$—	$—	$14
Accretion of Series A redeemable convertible preferred stock to redemption value	$—	$—	$656
Debt issuance costs included in accounts payable and accrued expenses	$—	$489	$—

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $163.5 million, $89.2 million and $43.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had an accumulated deficit of $312.7 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 12, 2020, the issuance date of the consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash equivalents and investments as of December 31, 2019 consisted of U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of December 31, 2019 and 2018, the Company maintained letters of credit for the benefit of the landlords of its leased properties totaling $1.7 million and $1.7 million, respectively. As of December 31, 2018, the Company also maintained restricted cash of $0.5 million to collateralize its corporate credit card. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company classified $1.7 million and $1.7 million as restricted cash (non-current) in its consolidated balance sheet as of December 31, 2019 and 2018, respectively. The Company also classified $0.6 million as restricted cash (current) in its consolidated balance sheet as of December 31, 2018. The Company did not have any restricted cash (current) as of December 31, 2019.

Cash, cash equivalents and restricted cash was $93.6 million, $309.4 million and $104.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which $1.7 million, $2.3 million and $0.3 million was restricted cash, respectively.

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

Costs for capital assets not yet placed into service are capitalized as construction‑in‑progress and depreciated once placed into service. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred.

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

At the inception of an arrangement as lessee or lessor, the Company determines whether the arrangement is or contains a lease. Operating lease cost is recognized over the lease term on a straight-line basis. Variable lease cost and short-term leases (lease terms less than 12 months) are recognized as incurred. For both lessee and lessor arrangements, variable lease payments are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs, and are expensed when incurred. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

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

Research and Manufacturing Contract Costs and Accruals

The Company has entered into various research and development and manufacturing contracts with research institutions and other companies both inside and outside of the U.S. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations as of period end with those third parties to record accruals for estimated ongoing research and development costs. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent‑related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock‑Based Compensation

The Company measures stock options with service-based vesting or performance-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black‑Scholes option‑pricing model. The Company measures restricted common stock awards using the difference between the purchase price per share of the award, if any, and the fair value of the Company’s common stock. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company measures restricted stock units with service-based vesting as the market value of the Company’s stock on the date of grant. The Company uses the straight‑line method to record the expense of awards with only service‑based vesting conditions. The Company uses the graded‑vesting method to record the expense of awards with both service‑based and performance‑based vesting conditions, commencing once achievement of the performance condition becomes probable. The Company accounts for forfeitures as they occur and records compensation cost assuming all option holders will complete the requisite service period. If an award is forfeited, the Company reverses compensation expense previously recognized in the period the award is forfeited.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2019 and 2018, the Company’s only element of other comprehensive loss was unrealized gains (losses) on investments. For the year ended December 31, 2017, there was no difference between net loss and comprehensive loss in the accompanying consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

ASU No. 2018-07, Compensation —  Stock Compensation

In June 2018, the Financial Accounting Standards Board, (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation — Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 was required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption was permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09.

Effective January 1, 2018, the Company adopted ASU 2018-07 by remeasuring outstanding equity-classified awards issued to non-employees for which a measurement date had not been established as of January 1, 2018 through a cumulative-effect adjustment to accumulated deficit as of January 1, 2018. The Company elected to estimate the expected term of options utilizing the “simplified” method for both employee and non-employee options that qualify as “plain-vanilla” options. The Company elected to account for forfeitures for non-employee options as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

The following table summarizes the cumulative effect to the Company’s consolidated balance sheet upon the adoption of ASU 2018-07 on January 1, 2018 (in thousands):

	Balance at		Balance at
	December 31, 2017	Adjustments	January 1, 2018
Additional paid-in capital	$17,277	$(92)	$17,185
Accumulated deficit	(60,979)	92	(60,887)

The $0.1 million adjustment was the result of the change in fair value of the unvested awards, representing awards for which a measurement date had not been established, using an expected term rather than the contractual term of the awards.

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

The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. This standard provides a number of optional practical expedients in transition. The Company applied the package of practical expedients to leases that commenced prior to the effective date, whereby it elected not to reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases that have terms of one year or less. The most significant effects of adoption were the recognition of material new right-of-use assets and corresponding liabilities on its consolidated balance sheet related to its existing facility operating leases (see Note 13). In addition, the Company has a material lease where the Company was deemed the owner during the construction period and for which the construction was not complete as of January 1, 2019. The Company took control of the leased space during the first quarter of 2019, at which time the lease commenced. Under ASC 842, as the commencement date of this material lease had not occurred, the new right-of-use assets and corresponding liabilities related to this lease were not recognized on the consolidated balance sheet as of date of adoption, January 1, 2019, however, were recognized upon the commencement date of January 28, 2019. The adoption of this standard has had a material impact on the Company’s financial position did not significantly affect the Company’s results of operations.

The following table summarizes the financial impact on the Company’s consolidated balance sheet upon the adoption of ASU 2016-02 and the cumulative effect adjustment on January 1, 2019 (in thousands):

	Balance at		Balance at
	December 31, 2018	Adjustments	January 1, 2019
Operating lease, right-of-use-asset	$—	$1,751	$1,751
Property, plant and equipment, net	62,796	(45,142)	17,654
Deferred rent	143	(143)	—
Accrued expenses and other current liabilities	12,118	(4,451)	7,667
Lease financing obligation	41,441	(41,441)	—
Operating lease liabilities	—	616	616
Operating lease liabilities, net of current portion	—	1,226	1,226
Accumulated deficit	(150,082)	800	(149,282)

ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption was permitted. The Company early-adopted this standard on January 1, 2019 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$189,816	$91	$(20)	$189,887
U.S. government agency bonds (due within one year)	1,498	4	—	1,502
	$191,314	$95	$(20)	$191,389

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury notes (due within one year)	$79,312	$—	$(26)	$79,286
U.S. government agency bonds (due within one year)	17,704	—	(3)	17,701
	$97,016	$—	$(29)	$96,987

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at December 31, 2019 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,898	$—	$—	$91,898
Investments:
U.S. government agency bonds	—	1,502	—	1,502
U.S. treasury bills and notes	—	189,887	—	189,887
	$91,898	$191,389	$—	$283,287

	Fair value measurements at December 31, 2018 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$282,160	$—	$—	$282,160
U.S. treasury bills	—	24,904	—	24,904
Investments:
U.S. government agency bonds	—	17,701	—	17,701
U.S. treasury notes	—	79,286	—	79,286
	$282,160	$121,891	$—	$404,051

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the year ended December 31, 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2019 and 2018, respectively.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$16,079	$7,122
Land	1,300	1,300
Leasehold improvements	445	117
Computer equipment	1,051	276
Furniture and fixtures	1,228	—
Construction-in-progress	41,262	55,828
	61,365	64,643
Less: Accumulated depreciation and amortization	(4,441)	(1,847)
	$56,924	$62,796

On January 1, 2019, in connection with the adoption of ASU 2016-02, the existing construction-in-progress balance within property and equipment, and the corresponding build-to-suit facility lease financing obligation balance were derecognized, resulting in a reduction to construction-in-progress of $45.1 million (see Note 2).

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. In August 2018, the Company began renovations to customize this facility to manufacture clinical supply of its product candidates. Of the total purchase price, $1.3 million was allocated to the value of land acquired based on the value of comparable assets, and $6.7 million was allocated to construction in progress, as the building was not ready for its intended use. During the year ended December 31, 2019, the Company capitalized approximately $26.3 million in construction-in-progress for design, demolition and construction costs related to the renovation project and $28.4 million has been capitalized to construction-in-progress to date. During the year ended December 31, 2019 and to date, the Company capitalized $5.9 million in construction-in-progress for manufacturing equipment to be used in the facility. In addition, the Company capitalized interest of $0.7 million during the year ended December 31, 2019 and to date during the construction period. As of December 31, 2019, the manufacturing facility was not ready for its intended use and continued to be included in construction in progress. In January 2020, after achieving the qualifications required to bring it to its intended use, the Company placed the manufacturing facility into service.

Depreciation and amortization expense was $3.0 million, $1.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued employee compensation and benefits	$5,045	$3,377
Accrued external research and development expenses	6,715	2,252
Accrued manufacturing facility expenses	2,824	—
Accrued general and administrative expenses	1,136	1,676
Accrued lease liability, current portion	—	4,502
Other	322	311
	$16,042	$12,118

6. Debt

Long‑term debt consisted of the following (in thousands):

	December 31,
	2019	2018
Principal amount of long‑term debt	$50,000	$25,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	50,000	25,000
Accrued final interest payment	213	16
Debt discount	(617)	(669)
Long‑term debt, net of discount and current portion	$49,596	$24,347

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such covenants as of December 31, 2019. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of December 31, 2019, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2020	$—
2021	—
2022	25,000
2023	25,000
2024 and thereafter	—
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

Upon the closing of the IPO in July 2018, all 51,845,438 shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock and, therefore, there was no outstanding Preferred Stock at December 31, 2019 and 2018.

8. Warrants to Purchase Convertible Preferred Stock

During 2015 and 2017, the Company issued warrants to purchase up to 133,333 shares of Series A Preferred Stock and 2,234 shares of Series B Preferred Stock, respectively, in connection with the 2015 Credit Facility, as amended (see Note 6). The warrants were exercisable at a price of $0.60 per share and $8.39 per share and had a contractual term of ten years from issuance. The fair value of the warrants on the issuance date was recorded as a debt discount and as a preferred stock warrant liability.

The Company remeasured the fair value of the liability for these preferred stock warrants at each reporting date and recorded any adjustments as other income (expense). The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model (see Note 3), and the resulting change in fair value was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss. For the years ended December 31, 2018 and 2017, the Company recorded other expense of $2.2 million and $0.8 million, respectively.

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

On July 20, 2018, the Company filed a restated certificate of incorporation in the State of Delaware, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock, $0.001 par value per share, and (ii) 10,000,000 shares of preferred stock, $0.001 par value per share. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon issuance. The shares of preferred stock are currently undesignated.

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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of December 31, 2019, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

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

2018 Equity Incentive Plan

On July 6, 2018, the Company’s board of directors adopted, and its stockholders approved, the 2018 Plan, which became effective on July 16, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 5,708,931, which shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2019, 3,334,533 shares remained available for issuance under the

2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 3,200,649 shares effective as of January 1, 2020.

2018 Employee Stock Purchase Plan

On July 6, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 16, 2018. A total of 951,488 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the least of (i) 951,488 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of December 31, 2019, all 1,751,650 shares remained available for issuance under the 2018 ESPP. The number of authorized shares reserved for issuance under the ESPP was not increased on January 1, 2020.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock-based awards granted to employees, directors, and, in 2019 and 2018, non-employees:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate	2.07%	2.71%	2.05%
Expected volatility	76.9%	74.0%	75.6%
Expected dividend yield	—	—	—
Expected term (in years)	6.06	6.21	6.39

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock awards granted to non-employees, prior to the adoption of ASU 2018-07:

Year ended December 31,
2017
Risk-free interest rate	2.02% - 2.31%
Expected volatility	74% - 85%
Expected dividend yield	—
Expected term (in years)	6 - 10
Fair value of common stock	$0.19 - $6.28

The following table summarizes the Company’s service-based and performance-based option activity since December 31, 2018:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term	value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	14,784,770	$8.93	8.89	$126,367
Granted	3,059,004	12.67
Exercised	(1,449,309)	1.68
Forfeited	(1,290,558)	8.58
Outstanding as of December 31, 2019	15,103,907	$10.41	8.22	$36,006
Vested and expected to vest as of December 31, 2019	15,103,907	$10.41	8.22	$36,006
Options exercisable as of December 31, 2019	5,182,808	$6.33	7.49	$21,743

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $17.7 million, $3.7 million and $3.7 million, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $8.58 per share, $8.71 per share and $2.74 per share, respectively.

In April 2017, an executive officer early exercised an option to purchase 1,400,000 shares of common stock, at an exercise price of $0.18 per share, for cash proceeds of $0.1 million and a promissory note for $0.2 million (see Note 15). The employee received shares of restricted common stock upon such exercise. The unvested shares of restricted common stock issued upon exercise are subject to the Company’s repurchase right at the lesser of the original exercise price per share or the fair value of such shares on the repurchase date. The $0.1 million of cash proceeds from the early exercise of this stock option was recorded as a liability in the Company’s consolidated balance sheet and will be reclassified to stockholders’ equity (deficit) as the shares vest and the Company’s repurchase rights related to such shares lapse. The promissory note was partial-recourse, but was treated as nonrecourse for accounting purposes. As a result, (i) this early exercise of common stock with a promissory note continued to be accounted for as an outstanding stock option and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. Stock-based compensation expense related to this award is being recognized over the requisite service period of the award based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. On June 21, 2018, the principal balance of $0.2 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory note was terminated (see Note 15). The portion of the repayment that was associated with vested shares for which the Company’s repurchase obligations had lapsed was recorded to stockholders’ equity (deficit) and the remaining amount was recorded as a liability in the consolidated balance sheet and will be recorded to stockholders’ equity (deficit) as the shares vest and the Company’s repurchase rights related to such shares lapse.

Market-Based Stock Options

The fair value of stock option grants with market-based vesting conditions is estimated using a Monte Carlo simulation model.

In October 2018, the Company granted to an executive officer an option to purchase 164,400 shares of common stock (“Option A”) at an exercise price of $16.43 per share, vesting upon the achievement of a specified thirty-day average closing price of its common stock and the satisfaction of service-based vesting conditions, and an option to purchase 193,400 shares of common stock (“Option B”) at an exercise price of $16.43 per share, vesting upon the achievement of a specified thirty-day average closing price of its common stock and the achievement of certain other performance-based vesting conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility since its July 2018 IPO and the historical volatility of a publicly traded set of peer companies and the estimated period to achievement of the market condition. Stock-based compensation expense for Option A is being recognized using the graded-vesting method over the longer of the derived service period from the market condition or the explicit service period required to be completed for each vesting tranche. Stock-based compensation expense for Option B will be recognized when the achievement of the performance-based vesting conditions become probable regardless of whether the market condition has been achieved. The aggregate grant date fair value of these options was $4.3 million. During the years ended December 31, 2019 and 2018 the Company recorded stock-based compensation expense on Option A of $0.9 million and $0.2 million, respectively. No stock-based compensation expense has been recorded on Option B, as the performance-based vesting conditions have not yet been determined to be probable.

The following table presents, on a weighted average basis, the assumptions used in the Monte Carlo simulation model to determine the fair value of stock-based awards granted to employees:

Year ended December 31,
2018
Risk-free interest rate	3.15%
Expected volatility	69.0%
Expected dividend yield	—
Derived service period (in years)	2.30

The weighted average grant-date fair value of stock options with market-based vesting conditions granted during the year ended December 31, 2018 was $11.88 per share. The Company did not grant market-based stock options during the year ended December 31, 2019. During the years ended December 31, 2019, none of the outstanding stock awards with market-based vesting conditions were exercised, forfeited or vested and they had no intrinsic value at December 31, 2019.

Restricted Common Stock Awards

The Company has granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock award activity since December 31, 2018:

		Weighted average
		grant‑date
	Shares	fair value
Unvested restricted common stock as of December 31, 2018	1,559,401	$0.502
Issued	—	—
Vested	(1,258,837)	0.519
Forfeited	(201,250)	0.387
Unvested restricted common stock as of December 31, 2019	99,314	$0.526

In the table above, the number of shares of unvested restricted common stock outstanding as of December 31, 2018 excludes 670,834 shares of restricted common stock that remained unvested as of that date related to the early exercise of a stock option during the year ended December 31, 2017 in exchange for 1,400,000 shares of restricted common stock. During 2019, 466,667 shares of unvested restricted common stock remaining from that early exercise were repurchased by the Company. As of December 31, 2019, shares of unvested restricted common stock awards totaled 99,314 shares.

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock. The aggregate intrinsic value of restricted stock awards that vested during the years ended December 31, 2019, 2018 and 2017 was $16.3 million, $34.0 million and $0.9 million, respectively.

In April 2017, the Company issued 460,000 shares of restricted common stock, at a price of $0.19 per share, to an executive officer in exchange for a promissory note in the principal amount of $0.1 million. The promissory note was partial-recourse, but was treated as nonrecourse for accounting purposes and, as such, (i) this purchase of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. Stock-based compensation expense related to this award is being recognized over the requisite service period of the award based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. On June 21, 2018, the principal balance of $0.1 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory note was terminated (see Note 15).

In January 2017 and May 2017, the Company issued 3,667,014 shares and 1,100,000 shares, respectively, of restricted common stock at prices of $0.19 per share and $1.65 per share, respectively, to the chairman of the Company’s board of directors in exchange for two promissory notes totaling $2.5 million. The promissory notes are partial-recourse, but were treated as nonrecourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. All of the stock-based awards issued to the chairman of the Company’s board of directors were issued for his services as a consultant and prior to the adoption of ASU 2018-07, which was effective January 1, 2018, were being accounted for as non-employee stock-based awards. As a result, stock-based compensation expense related to the awards was being recognized over the requisite service period of the award based on the remeasured fair value of the award at each reporting period until the award vested, which was determined using the Black-Scholes option-pricing model. Upon the adoption of ASU 2018-07, the Company valued the remaining unvested options issued to non-employees as of January 1, 2018 and is recognizing stock-based compensation over the remaining vesting period. Effective January 1, 2018, the Company no longer remeasures the fair value of options granted to non-employees at each reporting period end (see Note 2). On June 21, 2018, the aggregate principal balance of both promissory notes of $2.5 million and all interest that had accrued thereon, totaling $0.1 million, was forgiven by the Company and the promissory notes were terminated (see Note 15). The forgiveness of these promissory notes by the Company was treated as an option modification and resulted in the recognition of incremental stock-based compensation expense of $1.5 million during the year ended December 31, 2018, which represents the change in the fair value of the award on the modification date. The aggregate amount of stock-based compensation expense related to these restricted stock awards recognized during the years ended December 31, 2019 and 2018 was $7.6 million and $7.3 million, respectively. Stock-based compensation expense related to these awards will continue to be recognized over the requisite service period of the awards.

Restricted Stock Units

The Company has also granted restricted stock units to its employees. During the year ended December 31, 2019, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse over three years from date of grant. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. The following table summarizes the Company’s restricted stock unit activity since December 31, 2018:

		Weighted average
		grant‑date
	Shares	fair value
Unvested restricted common stock as of December 31, 2018	—	$—
Issued	277,200	10.660
Vested	—	—
Forfeited	—	—
Unvested restricted common stock as of December 31, 2019	277,200	$10.660

No outstanding restricted stock units vested or were forfeited during the year ended December 31, 2019.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2019	2018	2017
Research and development expenses	$9,011	$3,787	$1,756
General and administrative expenses	32,260	23,741	16,147
	$41,271	$27,528	$17,903

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

Stock-based compensation expense for the year ended December 31, 2018 includes $2.2 million of stock-based compensation expense related to options for the purchase of an aggregate of 447,000 shares of common stock that have non-market, performance-based vesting conditions for which the performance condition was achieved during the year ended December 31, 2018. During 2019, options for the purchase of 257,854 shares of common stock were canceled before the performance conditions were met. As of December 31, 2019, the Company has no outstanding options with non-market, performance-based vesting conditions.

As of December 31, 2019, total unrecognized compensation cost related to unvested stock‑based awards was $70.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

11. Income Taxes

During the years ended December 31, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended
	December 31,
	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.2)	(4.8)
Federal and state research and development tax credits	(6.0)	(2.9)
Stock‑based compensation expense	0.7	4.5
Other	0.5	0.5
Increase in deferred tax asset valuation allowance	32.0	23.7
Effective income tax rate	—%	—%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$61,160	$25,508
Research and development tax credit carryforwards	13,525	3,824
Accrued expenses	1,142	1,139
Capitalized intellectual property costs	1,073	764
Capitalized research and development expense	109	120
Operating lease liabilities	12,952	—
Stock‑based compensation expense	9,156	2,652
Total deferred tax assets	99,117	34,007
Deferred tax liabilities:
Operating lease assets	(12,720)	—
Depreciation and other	(513)	(341)
Total deferred tax liabilities	(13,233)	(341)
Valuation allowance	(85,884)	(33,666)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $222.9 million and $227.0 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $185.7 million which carryforward indefinitely. The state NOLs expire at various dates through 2039. As of December 31, 2019, the Company also had U.S. federal and state research and development tax credit carryforwards of $9.5 million and $5.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively. During the year ended December 31, 2019, deferred tax assets, before valuation allowance, increased by approximately $52.2 million mainly due to the operating loss incurred by the Company during that period.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2019 and 2018, and were as follows (in thousands):

	Year ended
	December 31,
	2019	2018
Valuation allowance as of beginning of year	$33,666	$12,575
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	52,218	21,091
Valuation allowance as of end of year	$85,884	$33,666

As of December 31, 2019 and 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns in the U.S. and Massachusetts, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2016 to the present; however, carryforward attributes that were generated prior to January 1, 2016 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the years ended December 31, 2019 and 2018, the Company made matching contributions of $0.6 million and $0.2 million, respectively.

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

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and, therefore, has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. Assets under operating lease at December 31, 2019 were $46.6 million. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of December 31, 2019, minimum lease payments under the Company’s operating leases are as follows (in thousands):

Year ending December 31,
2020	$10,540
2021	7,574
2022	7,186
2023	7,390
2024	7,601
Thereafter	22,058
62,349
Less: imputed interest	(14,942)
$47,407

The Company has not entered any material financing leases as of December 31, 2019.

Additional Lease Information Related to the Application of ASC 840

As of December 31, 2018, minimum commitments under the Company’s operating leases, as required under prior lease guidance in ASC 840, were as follows (in thousands):

Year ending December 31,
2019	$5,458
2020	7,141
2021	7,168
2022	6,820
2023	7,024
Thereafter	27,777
$61,388

Rent expense for the years ended December 31, 2018 and 2017 was $2.4 million and $1.0 million, respectively.

Sublease

In February 2019, the Company entered into a sublease agreement with a related party to sublease all office and laboratory space under one of the Company’s operating leases in Cambridge, Massachusetts (see Note 15). The term of the sublease agreement commenced in February 2019 and expires at the end of the Company’s lease agreement with the landlord in September 2021, with no option to extend. The annual rent for the subleased premises is equal to the annual rent owed by the Company to the landlord for the leased premises. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management.

The Company concluded that the sublease is an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.

As of December 31, 2019, future undiscounted cash inflows under the sublease are as follows (in thousands):

Year ending December 31,
2020	$735
2021	541
$1,276

Lease Portfolio

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

Year ended December 31,
2019
Lease Cost
Operating lease cost	$7,208
Short-term lease cost	127
Variable lease cost	1,976
Sublease income	(908)
Total lease cost	$8,403

Operating Leases
Operating lease, right-of-use-asset	$46,559
Operating lease liabilities	$10,540
Operating lease liabilities, net of current portion	$36,867

Other information:
Weighted average remaining lease term - operating leases	7.47 years
Weighted-average discount rate - operating leases	7.58%

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	2019	2018	2017
Numerator:
Net Loss	$(163,458)	(89,195)	(43,847)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	(656)
Net loss attributable to common stockholders	$(163,458)	$(89,195)	$(44,503)

Denominator:
Weighted average common shares outstanding, basic and diluted	78,688,878	39,285,468	8,023,785
Net loss per share, basic and diluted	$(2.08)	$(2.27)	$(5.55)

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

	Year ended December 31,
	2019	2018	2017
Convertible preferred stock (as converted to common stock)	—	—	43,933,006
Warrants to purchase convertible preferred stock (as converted to common stock)	—	—	135,567
Restricted common stock (1)	376,514	2,230,235	6,277,014
Stock options to purchase common stock	15,103,907	14,784,770	4,661,635
	15,480,421	17,015,005	55,007,222

(1)	Includes unvested restricted stock and, in 2018 and 2017, vested restricted stock issued for promissory notes.

15. Related Parties

In April 2013, the Company entered into a services agreement with Flagship Ventures Management, Inc. (“Flagship”), an affiliate of one of its principal stockholders, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company recorded general and administrative expense and made cash payments for services received under this agreement of $1.3 million and $0.9 million during the years ended December 31, 2018 and 2017, respectively. The Company did not receive services and did not pay any amounts under this agreement during the year ended December 31, 2019. As of December 31, 2019 and 2018, the Company had no amounts payable to Flagship for costs related to the services agreement.

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

In February 2019, the Company entered into a sublease agreement with an affiliate of one of its principal stockholders to sublease all office and laboratory space under one of the Company’s operating leases in Cambridge, Massachusetts. The term of the sublease agreement commenced in February 2019 and expires at the end of the Company’s lease agreement with the landlord in September 2021, with no option to extend (see Note 13). Under this agreement, the Company recorded other income of $0.9 million during the year ended December 31, 2019. The Company received cash payments of $0.5 million during the year ended December 31, 2019. As of December 31, 2019, the Company recorded accounts receivable of $0.1 million under this agreement.

16. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2019 and 2018. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—
Total operating expenses	34,406	41,285	48,482	45,428
Loss from operations	(34,406)	(41,285)	(48,482)	(45,428)
Net loss attributable to common stockholders	(32,581)	(39,390)	(47,015)	(44,472)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.50)	$(0.59)	$(0.56)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—
Total operating expenses	14,603	20,384	27,554	29,122
Loss from operations	(14,603)	(20,384)	(27,554)	(29,122)
Net loss attributable to common stockholders	(14,411)	(21,239)	(26,362)	(27,183)
Net loss per share attributable to common stockholders, basic and diluted	$(1.72)	$(2.43)	$(0.42)	$(0.35)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(b) Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018)

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018)

4.1*	Description of Registrant’s Securities.

4.2	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑1, as amended (File No. 333‑225840) filed on July 2, 2018)

4.3

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

10.5

Form of Senior Indenture between Rubius Therapeutics, Inc. and one or more trustees to be named (Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

10.6

Form of Subordinated Indenture between Rubius Therapeutics, Inc. and one or more trustees to be named (Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

10.7

Distribution Agreement dated August 1, 2019 by and among Rubius Therapeutics, Inc. and J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (Incorporated by reference to Exhibit 1.2 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

10.8

First Amendment to the Loan and Security Agreement dated as of September 16, 2019 between Rubius Therapeutics, Inc. and Solar Capital Ltd. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38586) filed on August 13, 2019).

10.9*#	Employment Agreement between Rubius Therapeutics, Inc. and Maiken Keson-Brookes, dated October 7, 2019.

21.1*	List of Subsidiaries of Rubius Therapeutics, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

]
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Signature	Title	Date

/s/ Pablo J. Cagnoni	Chief Executive Officer, Director	March 12, 2020
Pablo J. Cagnoni, M.D.	(Principal Executive Officer)

/s/ Andrew M. Oh	Chief Financial Officer	March 12, 2020
Andrew M. Oh	(Principal Financial Officer and Principal Accounting Officer)

/s/ David R. Epstein	Chairman of the Board of Directors	March 12, 2020
David R. Epstein

	Director	March 12, 2020
Noubar B. Afeyan, Ph.D.

/s/ Francis Cuss	Director	March 12, 2020
Francis Cuss, M.B., B.Chir., FRCP

/s/ Natalie Holles	Director	March 12, 2020
Natalie Holles

/s/ Anne Prener	Director	March 12, 2020
Anne Prener, M.D., Ph.D.

/s/ Michael Rosenblatt	Director	March 12, 2020
Michael Rosenblatt, M.D.

/s/ Catherine A. Sohn	Director	March 12, 2020
Catherine A. Sohn, Pharm.D.

/s/ Jonathan R. Symonds	Director	March 12, 2020
Jonathan R. Symonds, CBE