Form 10-Q
period 2020-03-31
Rubius Therapeutics, Inc.
filed 2020-05-11
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of April 30, 2020, the registrant had 80,476,102 shares of common stock, $0.001 par value per share, outstanding.

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

•	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	developments relating to cellular therapies, including red blood cell therapies;
•	the success of competing therapies that are or become available;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the commercialization of our product candidates, if approved;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

i

•	the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from the recent outbreak of COVID-19;
•

natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could reduce demand for, or inhibit our ability to develop and manufacture, our product candidates;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$144,517	$91,898
Investments	96,874	191,389
Prepaid expenses and other current assets	4,491	5,979
Total current assets	245,882	289,266
Operating lease, right-of-use-asset	43,998	46,559
Property, plant and equipment, net	56,383	56,924
Restricted cash	1,735	1,735
Other assets	329	357
Total assets	$348,327	$394,841
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,626	$7,178
Accrued expenses and other current liabilities	10,291	16,042
Operating lease liabilities	9,433	10,540
Total current liabilities	27,350	33,760
Long-term debt, net of discount	49,683	49,596
Other long-term liabilities	371	405
Operating lease liabilities, net of current portion	35,766	36,867
Total liabilities	113,170	120,628
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 80,429,966 and 80,016,245 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	80	80
Additional paid-in capital	595,772	586,798
Accumulated other comprehensive income	531	75
Accumulated deficit	(361,226)	(312,740)
Total stockholders' equity	235,157	274,213
Total liabilities and stockholders' equity	$348,327	$394,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	36,186	20,871
General and administrative	12,664	13,535
Total operating expenses	48,850	34,406
Loss from operations	(48,850)	(34,406)
Other income (expense):
Interest income	1,049	2,308
Interest expense	(985)	(583)
Other income, net	300	100
Total other income (expense), net	364	1,825
Net loss	(48,486)	(32,581)
Net loss per share, basic and diluted	$(0.60)	$(0.42)
Weighted average common shares outstanding, basic and diluted	80,271,848	77,544,089

Comprehensive loss:
Net loss	$(48,486)	$(32,581)
Other comprehensive income:
Unrealized gains on investments, net of tax of $0	456	110
Comprehensive loss	$(48,030)	$(32,471)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(48,486)	$(32,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,488	9,478
Depreciation and amortization expense	1,789	661
Accretion of discount on investments	(29)	(489)
Non-cash interest expense	87	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	914	2,695
Operating lease, right-of-use-asset	1,579	509
Accounts payable	905	(966)
Accrued expenses and other current liabilities	(3,954)	(2,487)
Operating lease liabilities	(1,308)	287
Net cash used in operating activities	(40,015)	(22,872)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,851)	(4,164)
Purchases of investments	(10,001)	(117,983)
Sales and maturities of investments	105,000	29,155
Net cash provided by (used in) investing activities	92,148	(92,992)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	486	799
Net cash provided by financing activities	486	799
Net increase (decrease) in cash, cash equivalents and restricted cash	52,619	(115,065)
Cash, cash equivalents and restricted cash at beginning of period	93,633	309,421
Cash, cash equivalents and restricted cash at end of period	$146,252	$194,356

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$895	$336
Cash paid for leases	$2,147	$177

Supplemental disclosure of non-cash investing and financing information:
Lease assets obtained in exchange for new operating lease liabilities	$—	$27,944
Lease asset derecognized upon lease cancellation	$982	$—
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$923	$4,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balances at December 31, 2019	80,016,245	$80	$586,798	$75	$(312,740)	274,213
Issuance of common stock upon exercise of stock options	413,721	—	486	—	—	486
Stock-based compensation expense	—	—	8,488	—	—	8,488
Unrealized gains on investments	—	—	—	456	—	456
Net loss	—	—	—	—	(48,486)	(48,486)
Balances at March 31, 2020	80,429,966	$80	$595,772	$531	$(361,226)	$235,157

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2018	79,234,853	$79	$543,040	$(29)	$(150,082)	$393,008
Issuance of common stock upon exercise of stock options	619,342	1	798	—	—	799
Stock-based compensation expense	—	—	9,478	—	—	9,478
Vesting of restricted common stock	—	—	22	—	—	22
Unrealized gains on investments	—	—	—	110	—	110
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	800	800
Net loss	—	—	—	—	(32,581)	(32,581)
Balances at March 31, 2019	79,854,195	$80	$553,338	$81	$(181,863)	$371,636

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

The Company is monitoring the potential impact of the novel coronavirus (“COVID-19”), if any, on the carrying value of certain assets. To date, the Company has not experienced material business disruption, nor has it incurred impairment of any assets as a result of COVID-19. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact.

On July 20, 2018, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $254.3 million, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock then outstanding automatically converted into 51,845,438 shares of common stock.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $48.5 million for the three months ended March 31, 2020 and $163.5 million for the year ended December 31, 2019. As of March 31, 2020, the Company had an accumulated deficit of $361.2 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 11, 2020, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2020 and condensed consolidated results of operations for the three months ended March 31, 2020 and 2019 and the condensed consolidated cash flows for the three months ended March 31, 2020 and 2019 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities.

Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of March 31, 2020, consisted of U.S. government money market funds, U.S. government treasury bills, U.S. government agency bonds and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of both March 31, 2020 and December 31, 2019, the Company maintained letters of credit totaling $1.7 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company classified $1.7 million as restricted cash (non-current) in its condensed consolidated balance sheet as of both March 31, 2020 and December 31, 2019. The Company did not have any restricted cash (current) as of both March 31, 2020 and December 31, 2019.

Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $146.3 million and $194.4 million for the three months ended March 31, 2020 and 2019, respectively, of which $1.7 million and $1.9 million was restricted cash, respectively.

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

Investments

The Company’s investments are classified as available-for-sale and are carried at fair value. Realized gains and losses and declines in value are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company classifies its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such investments are available for current operations.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses, which changes the impairment model for most financial assets, including the Company’s investments. The Company adopted the standard effective January 1, 2020 using a prospective transition method.

The Company evaluates its investments with unrealized losses for impairment. When assessing investments for unrealized declines in value, the Company considers whether the decline in value is related to a credit loss or non-credit loss. For credit losses, the Company reduces the investment to fair value through an allowance for credit losses recorded to the balance sheet and corresponding charge to the statement of operations. The allowance for credit losses and corresponding impairment charge is adjusted each period for changes in fair value. For non-credit losses, the Company reduces the investment to fair value through a charge to the statement of comprehensive loss, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). No such adjustments were necessary during the periods presented.

Leases

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

The Company has elected the following lease policies at the inception of a lease: (1) for lessee and lessor arrangements within all asset classes, combine lease and non-lease components as a single component, with the lease expense recognized over the expected term on a straight-line basis and (2) for lessee arrangements, apply short-term lease exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for leases with terms of one year or less.

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

The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. This standard provides a number of optional practical expedients in transition. The Company applied the package of practical expedients to leases that commenced prior to the effective date, whereby it elected not to reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases that have terms of one year or less. The most significant effects of adoption were the recognition of material new right-of-use assets and corresponding liabilities on its condensed consolidated balance sheet related to its existing facility operating leases. In addition, the Company has a material lease where the Company was deemed the owner during the construction period and for which the construction was not complete as of January 1, 2019. The Company took control of the leased space during the first quarter of 2019 at which time the lease commenced. Under ASC 842, as the commencement date of this material lease had not occurred, the new right-of-use assets and corresponding liabilities related to this lease were not recognized on the condensed consolidated balance sheet as of date of adoption, January 1, 2019, however, were recognized upon the commencement date of January 28, 2019. The adoption of this standard has had a material impact on the Company’s financial position but did not significantly affect the Company’s results of operations.

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

ASU No. 2016-13, Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities are no longer permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard as of January 1, 2020 on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. For all entities, this guidance was effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard as of January 1,

2020 on a prospective basis. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

ASU No. 2020-04, Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. For all entities, this guidance is effective as of issuance, March 12, 2020, through December 31, 2022. The Company adopted this standard as of March 12, 2020 on a prospective basis and is currently evaluating its contracts referencing LIBOR for reference rate replacement.

Recently Issued Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The Company is currently in the process of evaluating the impact to its consolidated financial statements.

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$94,843	$529	$—	$—	$95,372
U.S. government agency bonds (due within one year)	1,500	2	—	—	1,502
	$96,343	$531	$—	$—	$96,874

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$189,816	$91	$(20)	$189,887
U.S. government agency bonds (due within one year)	1,498	4	—	1,502
	$191,314	$95	$(20)	$191,389

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at March 31, 2020 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$133,017	$—	$—	$133,017
U.S. treasury bills	—	11,500	—	11,500
Investments:
U.S. government agency bonds	—	1,502	—	1,502
U.S. treasury bills and notes	—	95,372	—	95,372
	$133,017	$108,374	$—	$241,391

	Fair value measurements at December 31, 2019 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,898	$—	$—	$91,898
Investments:
U.S. government agency bonds	—	1,502	—	1,502
U.S. treasury notes	—	189,887	—	189,887
	$91,898	$191,389	$—	$283,287

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the three months ended March 31, 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2020.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Manufacturing facility	$30,539	$—
Manufacturing equipment	8,587	—
Land	1,300	1,300
Laboratory equipment	15,622	16,079
Computer equipment	1,754	1,051
Furniture and fixtures	1,228	1,228
Leasehold improvements	445	445
Construction-in-progress	2,569	41,262
	62,044	61,365
Less: Accumulated depreciation and amortization	(5,661)	(4,441)
	$56,383	$56,924

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. In August 2018, the Company began renovations to customize this facility to manufacture clinical supply of its product candidates. Of the total purchase price, $1.3 million was allocated to the value of land acquired based on the value of comparable assets, and $6.7 million was allocated to construction in progress, as the building was not ready for its intended use. During the years ended December 31, 2019 and 2018, the Company capitalized, as construction-in-progress, the design, demolition, construction and interest costs related to the renovation project, as well as costs for manufacturing equipment to be used in the facility. In January 2020, after achieving the regulatory qualifications required to bring it to its intended use, the Company placed the manufacturing facility and manufacturing equipment into service. In connection with placing the manufacturing facility into service, $30.5 million and $7.8 million of construction-in-progress was transferred to depreciating asset accounts classified as manufacturing facility and manufacturing equipment, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$2,717	$5,045
Accrued external research and development expenses	5,087	6,715
Accrued manufacturing facility expenses	1,277	2,824
Accrued general and administrative expenses	916	1,136
Other	294	322
	$10,291	$16,042

6. Debt

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such covenants as of March 31, 2020. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of March 31, 2020, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2020 (nine months ending December 31)	$—
2021	—
2022	25,000
2023	25,000
2024 and thereafter	—
$50,000

7. Equity

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

Also on July 20, 2018, the Company completed its IPO, pursuant to which it issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $254.3 million, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all of the shares of the Company’s outstanding convertible preferred stock then outstanding automatically converted into 51,845,438 shares of common stock.

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of March 31, 2020, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

8. Stock-Based Compensation

Service-Based Stock Options

During the three months ended March 31, 2020, the Company granted options with service-based vesting conditions for the purchase of 3,088,950 shares of common stock with a weighted average exercise price of $7.77 per share and a weighted average grant-date fair value of $4.86 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$2,111	$1,991
General and administrative expenses	6,377	7,487
	$8,488	$9,478

As of March 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $68.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

9. Commitments and Contingencies

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three months ended March 31, 2020 and 2019, the Company made matching contributions of $0.3 million and $0.2 million, respectively.

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

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(48,486)	$(32,581)

Denominator:
Weighted average common shares outstanding, basic and diluted	80,271,848	77,544,089
Net loss per share, basic and diluted	$(0.60)	$(0.42)

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

	March 31,
	2020	2019
Convertible preferred stock (as converted to common stock)	—	—
Warrants to purchase convertible preferred stock (as converted to common stock)	—	—
Unvested restricted common stock	299,700	1,816,047
Stock options to purchase common stock	16,949,462	15,826,888
	17,249,162	17,642,935

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on March 12, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10‑Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are developing a new class of cellular medicines, Red Cell Therapeutics, or RCTs. Based on our vision that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary platform to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies. We believe that our RCTs can provide life-changing or life-saving benefits for patients with cancer and autoimmune diseases.

We have generated hundreds of RCTs using our RED PLATFORM®, a highly versatile and proprietary cellular therapy platform. We are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired and began renovating a manufacturing facility in Smithfield, RI, in July 2018. As of January 2020, this manufacturing facility is operational. We plan to provide cGMP supply for our RTX-240 and planned RTX-321 clinical trials for oncology indications from this site, and have the potential to significantly expand our manufacturing capabilities at this facility. We plan to stage additional investments at this site based on future supply needs.

During 2019, the Investigational New Drug Application, or IND, for a Phase 1b clinical trial evaluating RTX-134 for the treatment of phenylketonuria, or PKU, was allowed to proceed by the FDA and in January 2020, we dosed the first patient in the trial. In March 2020, we announced that we are discontinuing the Phase 1b clinical trial for RTX-134 and deprioritizing our rare disease programs in order to focus on our oncology and autoimmunity pipeline. Future capital investments and improvements in manufacturing efficiency, together with enhancements to the RED PLATFORM®, may enable us to revisit chronic, high-dose rare diseases in the future.

The IND for our second product candidate, RTX-240, has been allowed to proceed by the FDA and, in May 2020, we dosed the first patient in this Phase 1/2 clinical trial. We plan to submit an IND for RTX-321 by the end of 2020.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $48.5 million for the three months ended March 31, 2020 and $163.5 million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $361.2 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2020, we had cash, cash equivalents and investments of $241.4 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2022. See “—Liquidity and Capital Resources.”

Recent Developments

In March 2020, we began precautionary measures to protect the health and safety of our employees and partners and prospective clinical trial participants during the novel coronavirus, or COVID-19, pandemic. Because COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, we have eliminated business travel and substantially reduced the number of employees working on-site at any one time at each of our facilities by shifting to remote work wherever possible and implementing rotating laboratory work schedules. In addition, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure.

While the COVID-19 pandemic did not significantly impact our results of operations during the first quarter of 2020, the ultimate impact on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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

•

the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and any contract manufacturing organizations, or CMOs, that we may engage, as well as in our manufacturing facility;

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

Our direct research, manufacturing and development expenses are tracked on a program‑by‑program basis for clinical candidates. These consist mostly of fees, reimbursed materials, testing and other costs paid to consultants, contractors, CMOs and CROs as well as the cost of materials incurred for internal manufacturing. In addition, starting in the first quarter of 2020, we allocate the cost of operating our manufacturing facility to research and development program costs, consisting of associated personnel costs, other than stock-based compensation expense, and manufacturing facility costs, including depreciation. We do not allocate costs associated with our platform development, early stage research and shared research and development, including associated personnel costs, laboratory supplies, non-manufacturing facilities expenses and other indirect costs, to research and development programs, because these costs are deployed across multiple programs and our technology platform and, as such, are not separately classified.

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

•	the impact of the COVID-19 pandemic on our operations;
•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of specialty raw materials for use in production of our product candidates;
•	our ability to consistently manufacture our product candidates for use in clinical trials;
•	our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
•	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidates, if and when approved;
•	obtaining and maintaining third‑party insurance coverage and adequate reimbursement;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third‑party payors;
•	competition with other products; and
•	a continued acceptable safety profile of our therapies following approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	36,186	20,871	15,315
General and administrative	12,664	13,535	(871)
Total operating expenses	48,850	34,406	14,444
Loss from operations	(48,850)	(34,406)	(14,444)
Other income (expense):
Interest income	1,049	2,308	(1,259)
Interest expense	(985)	(583)	(402)
Other income, net	300	100	200
Total other income, net	364	1,825	(1,461)
Net loss	$(48,486)	$(32,581)	$(15,905)

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Research and development program expenses:
Rare disease	$6,898	$5,259	$1,639
Cancer	9,915	37	9,878
Platform development, early-stage research and unallocated expenses:
Personnel-related	8,147	5,378	2,769
Stock-based compensation expense	2,111	1,991	120
Contract research and development	2,616	867	1,749
Laboratory supplies and research materials	3,002	3,867	(865)
Facility related and other	3,497	3,472	25
Total research and development expenses	$36,186	$20,871	$15,315

Research and development expenses were $36.2 million for the three months ended March 31, 2020, compared to $20.9 million for the three months ended March 31, 2019. The increase in direct costs related to our rare disease program of $1.6 million was primarily due to costs incurred in connection with our Phase 1b clinical trial of RTX‑134 in patients with phenylketonuria. Following the decision in March 2020 to deprioritize development of our rare disease programs, we expect these costs to decrease throughout the remainder of 2020 as the RTX-134 Phase 1b trial has been discontinued. The increase in direct costs of $9.9 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred in preparation for our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors, including internal manufacturing costs, as well as to costs incurred for preclinical and IND-enabling activities for RTX-321. The increase in personnel-related costs of $2.8 million was due to increased headcount in our research and development function. The increase in contract research and development of $1.7 million was largely due to increases in platform development and drug discovery activities. The decrease in laboratory supplies and research materials of $0.9 million was mostly due to the allocation of consumable materials associated with pilot-scale manufacturing to named programs.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Personnel-related	$3,085	$2,496	$589
Stock-based compensation expense	6,377	7,487	(1,110)
Professional and consultant fees	1,837	2,530	(693)
Facility related and other	1,365	1,022	343
Total general and administrative expenses	$12,664	$13,535	$(871)

General and administrative expenses were $12.7 million for the three months ended March 31, 2020, compared to $13.5 million for the three months ended March 31, 2019. The decrease in general and administrative expenses of $0.9 million was primarily due to a reduction in stock-based compensation expense of $1.1 million due principally to restricted stock awards that fully vested in January 2020 and a decrease of $0.7 million in professional and consultant fees driven by a reduction in the cost of business support initiatives. These decreases were offset by an increase in personnel-related costs of $0.6 million, which was driven by an increase in headcount to support the expanded operations of the Company, and an increase of facility related and other costs of $0.3 million, which resulted from the commencement of our lease of additional office and laboratory space in August 2019.

Interest Income

Interest income was $1.0 million for the three months ended March 31, 2020, compared to $2.3 million for the three months ended March 31, 2019. Interest income decreased due to reduced invested balances as cash was used to fund operations and to reduced interest rates on investments.

Interest Expense

Interest expense was $1.0 million for the three months ended March 31, 2020, compared to $0.6 million for the three months ended March 31, 2019. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Other Income (Expense), Net

Other income (expense), net was $0.3 million for the three months ended March 31, 2020, compared to $0.1 million for the three months ended March 31, 2019. The increase of other income (expense), net was a result of income earned from a sublease agreement that commenced in February 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our IPO. As of March 31, 2020, we had cash, cash equivalents and investments of $241.4 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement which provides for aggregate borrowings of up to $75.0 million, of which $50.0 million was outstanding as of March 31, 2020.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(40,015)	$(22,872)
Cash provided by (used in) investing activities	92,148	(92,992)
Cash provided by financing activities	486	799
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,619	$(115,065)

Operating Activities

During the three months ended March 31, 2020, operating activities used $40.0 million of cash, primarily resulting from our net loss of $48.5 million, offset by net non-cash charges of $10.3 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the three months ended March 31, 2020 consisted of a $4.4 million decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $2.5 million.

During the three months ended March 31, 2019, operating activities used $22.9 million of cash, primarily resulting from our net loss of $32.6 million, partially offset by net non-cash charges of $9.7 million, predominantly consisting of stock-based compensation expense, and net cash provided by changes in our operating assets and liabilities of less than $0.1 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted of a $3.2 million decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $3.2 million.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $92.1 million, consisting of sales and maturities of investments of $105.0 million, offset by net purchases of investments of $10.0 million and purchases of property, plant and equipment of $2.9 million. Our cash purchases of property, plant and equipment consisted of $1.6 million for purchases related to our manufacturing facility in Smithfield, Rhode Island, including manufacturing equipment and construction costs, and $1.3 million for the purchase of computer and laboratory equipment installed in our manufacturing facility and our laboratory space in Cambridge, Massachusetts.

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

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities of $0.5 million consisted of proceeds received from issuance of common stock upon exercise of stock options.

During the three months ended March 31, 2019, net cash provided by financing activities of $0.8 million consisted of proceeds from issuance of common stock upon exercise of stock options.

Loan and Security Agreements

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such covenants as of March 31, 2020. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than its intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement (the “Distribution Agreement”), with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of March 31, 2020.

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

•	the timing and outcome of regulatory review of our product candidates;
•	the impact of the COVID-19 pandemic on our operations;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•	developments concerning our CMOs;
•	our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
•	the costs associated with the operation of our multi‑suite manufacturing facility and the costs and timing of any future renovation or expansion of the facility;
•	our ability to establish collaborations if needed;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$59,301	$9,432	$14,655	$7,443	$27,771
Debt obligations (2)	60,557	3,428	36,856	20,273	—
Total	$119,858	$12,860	$51,511	$27,716	$27,771

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under three operating lease agreements that expire in September 2021, January 2027 and August 2028.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 7.77% per annum, which was the interest rate in effect as of March 31, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we had cash, cash equivalents and investments of $241.4 million, which consisted of cash, U.S. government money market funds, U.S government treasury bills, U.S. government agency bonds and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of March 31, 2020, we had $50.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10 Q, including our condensed consolidated financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations,” and in our other filings with the Securities and Exchange Commission. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our business, technology and industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the three months ended March 31, 2020 and 2019, we reported net losses of $48.5 million and $32.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $361.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•	conduct clinical trials for our product candidates and if we experience any disruption to clinical trials or our clinical supply due to COVID-19;

•	further develop our RED PLATFORM;

•	continue to discover and develop additional product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, scientific manufacturing and commercial personnel;

•	expand in-house manufacturing capabilities, including through the renovation, customization and operation of our manufacturing facility purchased in 2018;

•	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

•	acquire or in-license other product candidates and technologies;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of March 31, 2020, we had $241.4 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments into 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have an effective shelf registration statement on Form S-3 (Registration No. 333-232955), or the S-3 Registration Statement, on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $450 million (as of March 31, 2020) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the S-3 Registration Statement could result in dilution of our stockholders and could have a negative impact on our stock price.

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

In December 2018, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto, or the Collateral Agent, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of March 31, 2020, we have borrowed $50.0 million. The third tranche will be available to us through June 30, 2020, subject to the satisfaction of certain financial covenants.

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

We are early in our development efforts and we have only recently initiated our first oncology clinical trial for our lead oncology product candidate, RTX-240. We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

The effects of health epidemics, including the recent COVID-19 pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies and planned clinical trials. The COVID-19 pandemic could materially affect our operations, including at our office in Massachusetts and our manufacturing facility in Rhode Island, which are both currently subject to an executive order, as well as the business or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business.

The recent outbreak of COVID-19 was reported to have originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the Governor has clarified that biopharmaceutical research and development is essential and exempt. Further, on March 28, 2020 the Governor of Rhode Island ordered all individuals living in the State of Rhode Island and Providence Plantations to stay at their place of residence until April 13, 2020, which was subsequently extended to May 8, 2020 to mitigate the impact of the COVID-19 pandemic. However, these government policies and directives are subject to change.

The extent to which COVID-19 may impact our preclinical studies or clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally could adversely impact our preclinical studies or plans for clinical trials in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we will rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the advancement of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidates and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Further, the COVID-19 outbreak may delay enrollment in our RTX-240 clinical trial due to diversion or prioritization of hospital resources away from the conduct of clinical trials and toward the COVID-19 pandemic. Key clinical trial activities, such as site monitoring, may be interrupted due to restrictions in travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party vendors, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

Our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-321 and others that may be selected from our preclinical programs. Our Investigational New Drug application, or IND, for RTX-240 was allowed to proceed by the FDA. We plan to file an IND for RTX-321, our first antigen-presenting cell program, by the end of 2020. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240, as our first oncology clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

All of our product candidates are in the early stages of development and will require additional nonclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because RTX-240 is our most advanced current product candidate, if RTX-240 encounters safety, efficacy, supply or manufacturing problems, developmental or unexpected delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

The successful development of cellular therapeutics, such as our investigational RCTs, is highly uncertain.

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

Our RCT technology is relatively new and no products based on genetically engineered red cells have been approved to date in the United States or the European Union. As such it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not completed clinical trials, we have not yet been able to meaningfully assess safety in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, cellular therapies, such as our RCT product candidates, have a limited circulating time in animals as they are recognized as foreign by the host animal and therefore cleared by the complement-mediated reticuloendothelial system, which limits the safety and toxicology assessments that we can conduct in preclinical species. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our RED PLATFORM, or any similar or competitive cellular technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our RED PLATFORM or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Regulatory authorities in different jurisdictions do not always agree on required nonclinical or clinical data or other requirements for product development and approval and may provide contradictory guidance, thus potentially further complicating or delaying product development or approval. Delays as a result of impacts from the COVID-19 pandemic, an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

•

the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, including for example in our Phase 1b trial for our discontinued product candidate, RTX-134, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate, and patient enrollment and participation may be affected by the ongoing COVID-19 pandemic;

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
•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be untimely, insufficient or inadequate or may experience interruptions or delays;

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

•

unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19, in or around the cities and countries in which we conduct our clinical trials or where our third-party contractors operate; and

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

Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our study of RTX-240 includes an open-label dosing design, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the severity of the disease under investigation;
•	the patient eligibility and exclusion criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites, and the ability of patients to travel to trial sites during the COVID-19 pandemic;
•	the design of the trial;
•

our ability to recruit clinical trial investigators with the appropriate competencies and experience, and the availability of qualified investigators to conduct clinical trials during the COVID-19 pandemic;

•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be in clinical development or approved for the indications we are investigating;

•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the availability of adequate supply or quality of our product candidates or other materials necessary to conduct clinical trials, including as a result of the COVID-19 pandemic;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

As of April 30, 2020, we had 195 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, including the COVID-19 pandemic outbreak, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, providing or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-

Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, since the beginning of January 2020, the coronavirus outbreak has caused disruption in the financial markets both globally and in the United States. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to negatively impact economic activities in many countries, including the United States. The spread of the coronavirus could have a negative material impact on our business, prospects, financial condition and results of operations of the Company.

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

As of March 31, 2020, we had cash, cash equivalents and investments of $241.4 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since March 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

We are early in our development efforts. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. The IND for RTX-240 has been allowed to proceed by the FDA and we have begun dosing in the Phase 1/2 clinical trial; all of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates - RTX-240 and RTX-321. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

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

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Additionally, due to the COVID-19 pandemic, the conduct of Advisory Committee meetings may be disrupted or delayed and the impact that may have on the overall timing of regulatory approvals is uncertain.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of April 30, 2020, most of the patent rights that we own or in-license are currently pending patent applications, except that we own seven issued U.S. patents and we have in-licensed one U.S. patent. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our product candidates, RED PLATFORM technologies or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

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

We may rely on third parties to produce and process our products, if approved.

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

If our potential future collaborations do not result in the successful discovery, development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our future therapeutic collaborators.

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

Our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative or in addition to our reliance on CMOs for the manufacture of our product candidates. As of January 2020, this manufacturing facility is operational and is expected to provide cGMP materials for clinical supply and, ultimately, commercial product upon regulatory approval. We plan to provide cGMP supply for our RTX-240 and RTX-321 cancer clinical trials from this site.

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

Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things:

•interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations as a result of the COVID-19 pandemic;

•

the continued manufacture and supply of raw materials and components for the Company’s clinical and development programs, the availability of any of which could be significantly impaired by the COVID-19 pandemic;

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

•delay in delivery due to our suppliers prioritizing other customer orders over ours or delays related to the COVID-19 pandemic; and

•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

If any of these risks materialize, our manufacturing costs could significantly increase and our ability to meet clinical and commercial demand for our products could be impacted.

Risks related to our common stock

An active trading market for our common stock may not be sustained.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as

$3.35 per share and as high as $33.01 per share through April 30, 2020. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

•general political and economic conditions; and

•other events or factors, many of which are beyond our control, including pandemics such as COVID-19.

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

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of April 30, 2020 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim against us governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Securities Act or the rules and regulations thereunder. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. However, that decision was appealed to the Delaware Supreme Court and on March 18, 2020, the Delaware Supreme Court reversed the Court of Chancery and ruled that such federal forum selection provisions are “facially valid” under Delaware law. In light of the Delaware Supreme Court’s decision, we intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the forum selection clauses in our amended and restated by-laws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is invalid or unenforceable. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

As of March 31, 2020, we have used $240.3 million of the net proceeds from the IPO, consisting of $183.9 million used in operations, $8.0 million for the purchase of our manufacturing facility and $48.4 million for the purchase of other property, plant, and equipment. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018).

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8‑K (File No. 001‑38586) filed on July 23, 2018).

10.1*#	Employment Agreement between Rubius Therapeutics, Inc. and Christina Coughlin, dated December 20, 2019.

10.2*#	Employment Agreement between Rubius Therapeutics, Inc. and Laurence Turka, dated January 4, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RUBIUS THERAPEUTICS, INC.

Date: May 11, 2020	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Andrew M. Oh
Andrew M. Oh
Chief Financial Officer
(Principal Financial Officer)