Form 10-Q
period 2020-06-30
Rubius Therapeutics, Inc.
filed 2020-08-10
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020, the registrant had 80,767,257 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation, enrollment in and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability or the potential to successfully manufacture our product candidates or obtain adequate and timely supply of our product candidates for clinical trials or for commercial use, if approved;
●	our ability to successfully operate our manufacturing facility and any plans for further renovation or expansion;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to maintain regulatory approval, if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	developments relating to cellular therapies, including red blood cell therapies;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

i

●	the impact of global economic and political developments on our business, including economic slowdowns or recessions that may result from the recent outbreak of COVID-19;
●	natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could reduce demand for, or inhibit our ability to develop and manufacture, our product candidates;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$129,164	$91,898
Investments	107,374	191,389
Prepaid expenses and other current assets	7,537	5,979
Total current assets	244,075	289,266
Operating lease, right-of-use-asset	42,704	46,559
Property, plant and equipment, net	55,605	56,924
Restricted cash	1,735	1,735
Other assets	311	357
Total assets	$344,430	$394,841
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,831	$7,178
Accrued expenses and other current liabilities	9,591	16,042
Operating lease liabilities	9,509	10,540
Total current liabilities	28,931	33,760
Long-term debt, net of discount	74,741	49,596
Other long-term liabilities	630	405
Operating lease liabilities, net of current portion	34,654	36,867
Total liabilities	138,956	120,628
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 80,545,519 and 80,016,245 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	80	80
Additional paid-in capital	604,280	586,798
Accumulated other comprehensive income	194	75
Accumulated deficit	(399,080)	(312,740)
Total stockholders' equity	205,474	274,213
Total liabilities and stockholders' equity	$344,430	$394,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	26,096	27,518	62,282	48,389
General and administrative	11,601	13,767	24,265	27,302
Total operating expenses	37,697	41,285	86,547	75,691
Loss from operations	(37,697)	(41,285)	(86,547)	(75,691)
Other income (expense):
Interest income	410	2,182	1,459	4,490
Interest expense	(828)	(539)	(1,813)	(1,122)
Other income, net	261	252	561	352
Total other income (expense), net	(157)	1,895	207	3,720
Net loss	(37,854)	(39,390)	(86,340)	(71,971)
Net loss per share, basic and diluted	$(0.47)	$(0.50)	$(1.07)	$(0.92)
Weighted average common shares outstanding, basic and diluted	80,481,756	78,396,714	80,376,830	77,972,757

Comprehensive loss:
Net loss	$(37,854)	$(39,390)	$(86,340)	$(71,971)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(337)	209	119	319
Comprehensive loss	$(38,191)	$(39,181)	$(86,221)	$(71,652)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(86,340)	$(71,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,740	20,082
Depreciation and amortization expense	3,565	1,446
Amortization (accretion) of premium (discount) on investments	97	(1,215)
Loss on disposal of property and equipment	—	119
Non-cash interest expense	145	114
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,414)	(1,142)
Operating lease, right-of-use-asset	2,873	2,052
Other assets	(5)	—
Accounts payable	3,084	(4,741)
Accrued expenses and other current liabilities	(4,261)	2,214
Other long-term liabilities	293	398
Operating lease liabilities	(2,344)	(67)
Net cash used in operating activities	(68,567)	(52,711)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,946)	(17,415)
Purchases of investments	(57,465)	(176,899)
Sales and maturities of investments	141,502	54,174
Net cash provided by (used in) investing activities	80,091	(140,140)
Cash flows from financing activities:
Proceeds from borrowings under loan and security agreement	25,000	25,000
Proceeds from issuance of common stock upon exercise of stock options	742	1,371
Net cash provided by financing activities	25,742	26,371
Net increase (decrease) in cash, cash equivalents and restricted cash	37,266	(166,480)
Cash, cash equivalents and restricted cash at beginning of period	93,633	309,421
Cash, cash equivalents and restricted cash at end of period	$130,899	$142,941

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$1,655	$1,033
Cash paid for leases	$4,004	$1,084

Supplemental disclosure of non-cash investing and financing information:
Lease assets obtained in exchange for new operating lease liabilities	$—	$27,944
Lease asset derecognized upon lease cancellation	$982	$—
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$556	$4,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2019	80,016,245	$80	$586,798	$75	$(312,740)	$274,213
Issuance of common stock upon exercise of stock options	413,721	—	486	—	—	486
Stock-based compensation expense	—	—	8,488	—	—	8,488
Unrealized gains on investments	—	—	—	456	—	456
Net loss	—	—	—	—	(48,486)	(48,486)
Balances at March 31, 2020	80,429,966	80	595,772	531	(361,226)	235,157
Issuance of common stock upon exercise of stock options	115,553	—	256	—	—	256
Stock-based compensation expense	—	—	8,252	—	—	8,252
Unrealized losses on investments	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(37,854)	(37,854)
Balances at June 30, 2020	80,545,519	$80	$604,280	$194	$(399,080)	$205,474

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2018	79,234,853	$79	$543,040	$(29)	$(150,082)	$393,008
Issuance of common stock upon exercise of stock options	619,342	1	798	—	—	799
Stock-based compensation expense	—	—	9,478	—	—	9,478
Vesting of restricted common stock	—	—	22	—	—	22
Unrealized gains on investments	—	—	—	110	—	110
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	800	800
Net loss	—	—	—	—	(32,581)	(32,581)
Balances at March 31, 2019	79,854,195	80	553,338	81	(181,863)	371,636
Issuance of common stock upon exercise of stock options	223,484	—	572	—	—	572
Stock-based compensation expense	—	—	10,604	—	—	10,604
Vesting of restricted common stock	—	—	13	—	—	13
Unrealized gains on investments	—	—	—	209	—	209
Net loss	—	—	—	—	(39,390)	(39,390)
Balances at June 30, 2019	80,077,679	$80	$564,527	$290	$(221,253)	$343,644

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $86.3 million for the six months ended June 30, 2020 and $163.5 million for the year ended December 31, 2019. As of June 30, 2020, the Company had an accumulated deficit of $399.1 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 10, 2020, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2020 and condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated cash flows for the six months ended June 30, 2020 and 2019 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of common stock prior to the IPO and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of June 30, 2020, consisted of U.S. government money market funds, U.S. government treasury bills and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of both June 30, 2020 and December 31, 2019, the Company maintained letters of credit totaling $1.7 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company classified $1.7 million as restricted cash (non-current) in its condensed consolidated balance sheet as of both June 30, 2020 and December 31, 2019. The Company did not have any restricted cash (current) as of both June 30, 2020 and December 31, 2019.

Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $130.9 million and $142.9 million for the six months ended June 30, 2020 and 2019, respectively, of which $1.7 million and $1.9 million was restricted cash, respectively.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

The Company evaluates its investments with unrealized losses for impairment. When assessing investments for unrealized declines in value, the Company considers whether the decline in value is related to a credit loss or non-credit loss. For credit losses, the Company reduces the investment to fair value through an allowance for credit losses recorded to the balance sheet and corresponding charge to the statement of operations. The allowance for credit losses and corresponding impairment charge is adjusted each period for changes in fair value. For non-credit losses, the Company reduces the investment to fair value through a charge to the statement of comprehensive loss, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. No such adjustments were necessary during the periods presented.

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

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$107,180	$199	$(5)	$—	$107,374
	$107,180	$199	$(5)	$—	$107,374

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$189,816	$91	$(20)	$189,887
U.S. government agency bonds (due within one year)	1,498	4	—	1,502
	$191,314	$95	$(20)	$191,389

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at June 30, 2020 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$117,062	$—	$—	$117,062
Investments:
U.S. treasury bills and notes	—	107,374	—	107,374
	$117,062	$107,374	$—	$224,436

	Fair value measurements at December 31, 2019 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,898	$—	$—	$91,898
Investments:
U.S. government agency bonds	—	1,502	—	1,502
U.S. treasury notes	—	189,887	—	189,887
	$91,898	$191,389	$—	$283,287

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the six months ended June 30, 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2020.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Manufacturing facility	$30,539	$—
Manufacturing equipment	8,587	—
Land	1,300	1,300
Laboratory equipment	15,942	16,079
Computer equipment	1,980	1,051
Furniture and fixtures	1,228	1,228
Leasehold improvements	445	445
Construction-in-progress	2,751	41,262
	62,772	61,365
Less: Accumulated depreciation and amortization	(7,167)	(4,441)
	$55,605	$56,924

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$3,361	$5,045
Accrued external research and development expenses	4,018	6,715
Accrued manufacturing facility expenses	791	2,824
Accrued general and administrative expenses	1,135	1,136
Other	286	322
	$9,591	$16,042

6. Debt

On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million. In June 2019, the Company made a second borrowing of $25.0 million. In June 2020, the Company made a third and final borrowing of $25.0 million.

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such covenants as of June 30, 2020. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of June 30, 2020, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2020 (six months ending December 31)	$—
2021	—
2022	37,500
2023	37,500
2024 and thereafter	—
$75,000

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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of June 30, 2020, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

8. Stock-Based Compensation

Service-Based Stock Options

During the six months ended June 30, 2020, the Company granted options with service-based vesting conditions for the purchase of 3,571,221 shares of common stock with a weighted average exercise price of $7.56 per share and a weighted average grant-date fair value of $4.70 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$2,058	$2,612	$4,169	$4,603
General and administrative expenses	6,194	7,992	12,571	15,479
	$8,252	$10,604	$16,740	$20,082

As of June 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $61.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three and six months ended June 30, 2020, the Company made matching contributions of $0.2 million and $0.5 million, respectively.

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

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(37,854)	$(39,390)	$(86,340)	$(71,971)

Denominator:
Weighted average common shares outstanding, basic and diluted	80,481,756	78,396,714	80,376,830	77,972,757
Net loss per share, basic and diluted	$(0.47)	$(0.50)	$(1.07)	$(0.92)

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

	June 30,
	2020	2019
Unvested restricted common stock	252,000	1,401,858
Stock options to purchase common stock	16,948,843	16,066,547
	17,200,843	17,468,405

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on March 12, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We have generated hundreds of RCTs using our RED PLATFORM®, a highly versatile and proprietary cellular therapy platform. We are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired and began renovating a manufacturing facility in Smithfield, RI, in July 2018. As of January 2020, this manufacturing facility is operational. We are currently providing cGMP supply for our RTX-240 clinical trial in advanced solid tumors and plan to provide supply for our future RTX-240 clinical trial in acute myeloid leukemia and RTX-321 clinical trial for HPV-16-positive cancers from this site, and have the potential to significantly expand our manufacturing capabilities at this facility. We plan to stage additional investments at this site based on future supply needs.

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

The IND for our second product candidate, RTX-240, has been allowed to proceed by the FDA and we have completed dosing of the second cohort in the Phase 1/2 clinical trial in solid tumors with no observed adverse events to date attributed to RTX-240. We plan to submit an IND for RTX-321 for the treatment of HPV-16-positive cancers by the end of 2020.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $86.3 million for the six months ended June 30, 2020 and $163.5 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $399.1 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:

●	conduct clinical trials for our product candidates and if we experience any delays, setbacks or disruptions to our preclinical studies, clinical trials or clinical supply chain due to the COVID-19 pandemic;
●	further develop our RED PLATFORM;
●	continue to discover and develop additional product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific manufacturing and commercial personnel;
●	expand in-house manufacturing capabilities, including through the operation and any future renovation or expansion of our manufacturing facility;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	acquire or in-license other product candidates and technologies;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to continue to support the requirements of a public company.

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

As of June 30, 2020, we had cash, cash equivalents and investments of $236.5 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2022. See “—Liquidity and Capital Resources.”

Recent Developments

In March 2020, we began precautionary measures to protect the health and safety of our employees and partners and prospective clinical trial participants during the novel coronavirus, or COVID-19, pandemic. Because COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, we have eliminated business travel and substantially reduced the number of employees working on-site at any one time at each of our facilities by shifting to remote work wherever possible and implementing rotating laboratory work schedules. In addition, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure. We expect these precautionary measures to continue to be in place throughout the remainder of 2020 and likely into 2021.

While the COVID-19 pandemic did not significantly impact our results of operations during the first six months of 2020, the ultimate impact on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our drug discovery efforts, and the development and manufacturing of our product candidates, which include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
●	expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;
●	the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants, contractors and any contract manufacturing organizations, or CMOs, that we may engage, as well as in our manufacturing facility;
●	laboratory supplies and research materials;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct research, manufacturing and development expenses are tracked on a program-by-program basis for clinical candidates. These consist mostly of fees, reimbursed materials, testing and other costs paid to consultants, contractors, CMOs and CROs as well as the cost of materials incurred for internal manufacturing. In addition, starting in the first quarter of 2020, we allocate the cost of operating our manufacturing facility to research and development program costs, consisting of associated personnel costs, other than stock-based compensation expense, and manufacturing facility costs, including depreciation. We do not allocate costs associated with our platform development, early stage research and shared research and development, including associated personnel costs, laboratory supplies, non-manufacturing facilities expenses and other indirect costs, to research and development programs, because these costs are deployed across multiple programs and our technology platform and, as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;
●	the impact of the COVID-19 pandemic on our operations;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	the commercialization of our product candidates, if and when approved;
●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses include salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses may increase in the future as we continue to build infrastructure to support the expansion of our research activities, development of our product candidates and any expanded compliance requirements.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash balances.

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our loan and security agreements, as well as amortization of debt discount and debt issuance costs.

Other Income, Net

Other income, net consists of income earned under a sublease agreement and miscellaneous income and expense unrelated to our core operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	26,096	27,518	(1,422)
General and administrative	11,601	13,767	(2,166)
Total operating expenses	37,697	41,285	(3,588)
Loss from operations	(37,697)	(41,285)	3,588
Other income (expense):
Interest income	410	2,182	(1,772)
Interest expense	(828)	(539)	(289)
Other income, net	261	252	9
Total other income (expense), net	(157)	1,895	(2,052)
Net loss	$(37,854)	$(39,390)	$1,536

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change

	(in thousands)
Research and development program expenses:
Rare disease	$24	$6,986	$(6,962)
Cancer	10,721	1,901	8,820
Platform development, early-stage research and unallocated expenses:
Personnel-related	5,710	5,989	(279)
Stock-based compensation expense	2,058	2,612	(554)
Contract research and development	1,658	2,453	(795)
Laboratory supplies and research materials	2,386	3,808	(1,422)
Facility related and other	3,539	3,769	(230)
Total research and development expenses	$26,096	$27,518	$(1,422)

Research and development expenses were $26.1 million for the three months ended June 30, 2020, compared to $27.5 million for the three months ended June 30, 2019. The decrease in direct costs related to our rare disease program of $7.0 million was due to the decision in March 2020 to deprioritize development of our rare disease programs and discontinue the RTX-134 Phase 1b clinical trial. The increase in direct costs of $8.8 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred for our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors, including clinical CRO and internal manufacturing costs, as well as to costs incurred for preclinical and IND-enabling activities for RTX-321. The decline in laboratory supplies and research materials of $1.4 million was mostly due to the shift in pilot-scale manufacturing activities to support the technical development of clinical candidates. Similarly, the decrease in contract research and development of $0.8 million was due to the advancement of discovery research to support IND enabling activities. The reduction in stock-compensation expense of $0.6 million was driven by a reduction in the market price of our common stock resulting in a lower valuation of options granted during 2020. The decrease in personnel-related costs and facility related and other costs of $0.5 million was principally due to a reduction in onsite activities in connection with our response to the COVID-19 pandemic.

General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Change

	(in thousands)
Personnel-related	$2,414	$2,358	$56
Stock-based compensation expense	6,194	7,992	(1,798)
Professional and consultant fees	1,777	1,962	(185)
Facility related and other	1,216	1,455	(239)
Total general and administrative expenses	$11,601	$13,767	$(2,166)

General and administrative expenses were $11.6 million for the three months ended June 30, 2020, compared to $13.8 million for the three months ended June 30, 2019. The decrease in general and administrative expenses of $2.2 million was primarily due to a reduction in stock-based compensation expense of $1.8 million due principally to restricted stock awards that fully vested in January 2020. Additional decreases in professional and consultant fees and facility related and other costs of $0.4 million were driven by a reduction in the cost of business support initiatives and a reduction in onsite activities in connection with our response to the COVID-19 pandemic, respectively.

Interest Income

Interest income was $0.4 million for the three months ended June 30, 2020, compared to $2.2 million for the three months ended June 30, 2019. Interest income decreased due to reduced invested balances as cash was used to fund operations as well as reduced interest rates.

Interest Expense

Interest expense was $0.8 million for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Other Income, Net

The change in other income, net was not significant during the three months ended June 30, 2020 and 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	62,282	48,389	13,893
General and administrative	24,265	27,302	(3,037)
Total operating expenses	86,547	75,691	10,856
Loss from operations	(86,547)	(75,691)	(10,856)
Other income (expense):
Interest income	1,459	4,490	(3,031)
Interest expense	(1,813)	(1,122)	(691)
Other income, net	561	352	209
Total other income, net	207	3,720	(3,513)
Net loss	$(86,340)	$(71,971)	$(14,369)

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
Research and development program expenses:
Rare disease	$6,922	$12,245	$(5,323)
Cancer	20,636	1,938	18,698
Platform development, early-stage research and unallocated expenses:
Personnel-related	13,857	11,367	2,490
Stock-based compensation expense	4,169	4,603	(434)
Contract research and development	4,274	3,320	954
Laboratory supplies and research materials	5,387	7,675	(2,288)
Facility related and other	7,037	7,241	(204)
Total research and development expenses	$62,282	$48,389	$13,893

Research and development expenses were $62.3 million for the six months ended June 30, 2020, compared to $48.4 million for the six months ended June 30, 2019. The decrease in direct costs related to our rare disease program of $5.3 million was due to the decision in March 2020 to deprioritize development of our rare disease programs and discontinue the RTX-134 Phase 1b clinical trial. The increase in direct costs of $18.7 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred for our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors, including clinical CRO and internal manufacturing costs, as well as to costs incurred for preclinical and IND-enabling activities for RTX-321. The increase in personnel-related costs of $2.5 million was due to increasing headcount in our research and development function from the comparable period. The increase in contract research and development of $1.0 million was largely due to increases in platform development and drug discovery activities in early 2020. The decline in laboratory supplies and research materials of $2.3 million was mostly due to the shift in pilot-scale manufacturing activities to support the technical development of clinical candidates. The reduction in stock-compensation expense of $0.4 million was driven by a lower valuation for options granted than the comparable period. The decrease in facility related and other costs of $0.2 million was principally due to a reduction in onsite activities in connection with our response to the COVID-19 pandemic.

General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
Personnel-related	$5,499	$4,854	$645
Stock-based compensation expense	12,571	15,479	(2,908)
Professional and consultant fees	3,613	4,492	(879)
Facility related and other	2,582	2,477	105
Total general and administrative expenses	$24,265	$27,302	$(3,037)

General and administrative expenses were $24.3 million for the six months ended June 30, 2020, compared to $27.3 million for the six months ended June 30, 2019. The decrease in general and administrative expenses of $3.0 million was primarily due to a reduction in stock-based compensation expense of $2.9 million due principally to restricted stock awards that fully vested in January 2020, as well as a decrease in professional and consultant fees of $0.9 million driven by a decline in the cost of business support initiatives. These decreases were offset by an increase in personnel-related costs of $0.6 million due to an increase in headcount to support our expanded operations.

Interest Income

Interest income was $1.5 million for the six months ended June 30, 2020, compared to $4.5 million for the six months ended June 30, 2019. Interest income decreased due to reduced invested balances as cash was used to fund operations as well as reduced interest rates.

Interest Expense

Interest expense was $1.8 million for the six months ended June 30, 2020, compared to $1.1 million for the six months ended June 30, 2019. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Other Income, Net

Other income, net was $0.6 million for the six months ended June 30, 2020, compared to $0.4 million for the six months ended June 30, 2019. The increase of other income, net was principally a result of income earned from a sublease agreement that commenced in February 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our IPO. As of June 30, 2020, we had cash, cash equivalents and investments of $236.5 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement which provides for aggregate borrowings of up to $75.0 million, of which $75.0 million was outstanding as of June 30, 2020.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash used in operating activities	$(68,567)	$(52,711)
Cash provided by (used in) investing activities	80,091	(140,140)
Cash provided by financing activities	25,742	26,371
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,266	$(166,480)

Operating Activities

During the six months ended June 30, 2020, operating activities used $68.6 million of cash, primarily resulting from our net loss of $86.3 million, offset by net non-cash charges of $20.5 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the six months ended June 30, 2020 consisted of a $3.2 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets, other assets and operating lease, right-of-use asset of $0.5 million.

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

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $80.1 million, consisting of sales and maturities of investments of $141.5 million, offset by net purchases of investments of $57.5 million and purchases of property, plant and equipment of $3.9 million. Our cash purchases of property, plant and equipment consisted of $2.2 million for purchases related to our manufacturing facility in Smithfield, Rhode Island, largely related to payments for manufacturing equipment purchases and construction costs incurred in 2019, and $1.7 million for the purchase of computer and laboratory equipment installed in our manufacturing facility and our laboratory space in Cambridge, Massachusetts.

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

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities of $25.7 million consisted of $25.0 million proceeds received from borrowings under a loan and security agreement and $0.7 million proceeds received from issuance of common stock upon exercise of stock options.

During the six months ended June 30, 2019, net cash provided by financing activities of $26.4 million consisted of $25.0 million proceeds received from borrowings under a loan and security agreement and $1.4 million proceeds received from issuance of common stock upon exercise of stock options.

Loan and Security Agreements

In December 2018, or the Closing Date, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million, or the 2018 Credit Facility. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, we made an initial borrowing of $25.0 million. In June 2019, we made a second borrowing of $25.0 million. In June 2020, we made a third and final borrowing of $25.0 million.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such covenants as of June 30, 2020. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than its intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement (the “Distribution Agreement”), with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of June 30, 2020.

Funding Requirements

We expect our expenses to increase substantially in the future as we conduct the activities necessary to advance our product candidates through development. The timing and amount of our operating and capital expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development activities;
●	the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
●	the timing and outcome of regulatory review of our product candidates;
●	the impact of the COVID-19 pandemic on our operations;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

●	developments concerning our CMOs;
●	our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
●	the costs associated with the operation of our multi-suite manufacturing facility and the costs and timing of any future renovation or expansion of the facility;
●	our ability to establish collaborations if needed;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;
●	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates; and
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$57,445	$9,511	$14,562	$7,495	$25,877
Debt obligations (2)	86,812	4,259	62,505	20,048	—
Total	$144,257	$13,770	$77,067	$27,543	$25,877

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under three operating lease agreements that expire in September 2021, January 2027 and August 2028.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 6.32% per annum, which was the interest rate in effect as of June 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we had cash, cash equivalents and investments of $236.5 million, which consisted of cash, U.S. government money market funds, U.S. government treasury bills and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2020, we had $75.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the six months ended June 30, 2020 and 2019, we reported net losses of $86.3 million and $72.0 million, respectively. As of June 30, 2020, we had an accumulated deficit of $399.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

●	conduct clinical trials for our product candidates and if we experience any delays, setbacks or disruptions to our preclinical studies, clinical trials or our clinical supply due to the COVID-19 pandemic;

●	further develop our RED PLATFORM;

●	continue to discover and develop additional product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific manufacturing and commercial personnel;

●	expand in-house manufacturing capabilities, including through the renovation, customization and operation of our manufacturing facility purchased in 2018;

●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

●	acquire or in-license other product candidates and technologies;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

●	add operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as any additional infrastructure necessary to function as a public company.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of June 30, 2020, we had $236.5 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments into 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

●	the clinical development plans we establish for our product candidates;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to conclude;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the effect of competing technological and market developments;

●	the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;

●	the cost and timing of establishing, expanding and scaling manufacturing capabilities; and

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

In December 2018, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto, or the Collateral Agent, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of June 30, 2020, we have borrowed $75.0 million.

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

The effects of health epidemics like the recent COVID-19 pandemic, including recurring surges and waves of infection, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials. The COVID-19 pandemic could materially affect our operations, including at our headquarters in Massachusetts and our manufacturing facility in Rhode Island, as well as the businesses or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business.

The recent outbreak of COVID-19 was reported to have originated in Wuhan, China, in December 2019 and has since spread to the majority of countries around the world, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the Governor has clarified that biopharmaceutical research and development is essential and exempt. Further, on March 28, 2020 the Governor of Rhode Island ordered all individuals living in the State of Rhode Island and Providence Plantations to stay at their place of residence until April 13, 2020, which was subsequently extended to May 8, 2020 to mitigate the impact of the COVID-19 pandemic. Since then, certain of these restrictions have been eased or lifted in a phased in approach over time. However, the pace of reopening is measured and these government policies and directives are subject to change, including that additional, more restrictive orders, proclamations and/or directives may be issued in the future, as the effects and spread of the COVID-19 pandemic continue to evolve.

The extent to which COVID-19 may impact our preclinical studies or clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally could adversely impact our preclinical studies or plans for clinical trials in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we will rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment, including access to study sites, or the advancement of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidates and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-321 and others that may be selected from our preclinical programs. Our Investigational New Drug application, or IND, for RTX-240 has been allowed to proceed by the FDA. We plan to file an IND for RTX-321, our first antigen-presenting cell program, by the end of 2020. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240, as our first oncology clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

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

Successful development of cellular therapeutics, such as our RCTs, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Cellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	nonclinical or preclinical testing or study results may show our RCTs to be less effective than desired or to have harmful or problematic side effects or toxicities;

●	clinical trial results may show our RCTs to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

●	clinical trial results may show that our RCTs may not have the circulating time we expect based on preclinical studies and models, which may negatively affect the activity observed in clinical trials;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, manufacturing delays, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or biologics license application, or BLA, preparation, discussions with the FDA, an FDA request for additional nonclinical or clinical data, including bridging studies, or unexpected safety or manufacturing issues;

●	manufacturing issues and costs, formulation issues, pricing or reimbursement issues, or other factors that make our RCT therapies uneconomical; and

●	proprietary rights of others and their competing products and technologies that may prevent our RCT therapies from being commercialized.

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

We may experience delays in completing our preclinical or nonclinical testing and studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of any product candidates may fail to show safety, purity or potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, such as bridging studies, which could adversely affect the approvability and commercial viability of our product candidates, or we may decide to abandon product development programs;
●	the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, including for example in our Phase 1b trial for our discontinued product candidate, RTX-134, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate, and patient enrollment and participation may be affected by the ongoing COVID-19 pandemic;
●	we may need to add new or additional clinical trial sites;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be untimely, insufficient or inadequate or may experience interruptions or delays;
●	RCTs may circulate longer or shorter in humans than anticipated;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;
●	clinical trials of our product candidates may produce negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials, revise our trial design or testing protocols or abandon product development programs;
●	unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19, in or around the cities and countries in which we conduct our clinical trials or where our third-party contractors operate; and
●	the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial and, as seen with gene therapies, could impose long-term safety follow-up for any of our clinical trials.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the severity of the disease under investigation;
●	the patient eligibility and exclusion criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites, and the ability of patients to travel to trial sites during the COVID-19 pandemic;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience, and the availability of qualified investigators to conduct clinical trials during the COVID-19 pandemic;

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be in clinical development or approved for the indications we are investigating;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the availability of adequate supply or quality of our product candidates or other materials necessary to conduct clinical trials, including as a result of the COVID-19 pandemic;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	inability to bring a product candidate to the market;

●	decreased demand for our products;

●	injury to our reputation;

●	withdrawal of clinical trial participants and inability to continue clinical trials;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and our capital resources;

●	the inability to commercialize any product candidate; and

●	declines in our share price.

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

If any product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, other cancer treatments like chemotherapy, radiation therapy and immunotherapy are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy, safety and potential advantages compared to alternative treatments;

●	convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	public perception of new therapies, including cellular therapies;

●	the strength of marketing and distribution support;

●	the ability to offer our products, if approved, for sale at competitive prices;

●	the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;

●	adoption of a companion diagnostic and/or complementary diagnostic; and

●	the prevalence and severity of any side effects.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of July 31, 2020, we had 199 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, compensating, integrating, maintaining and motivating additional employees;

●	managing our internal research and development efforts effectively, including identification of clinical candidates, scaling our manufacturing process and navigating the clinical and FDA review process for our product candidates; and

●	improving our operational, financial and management controls, reporting systems and procedures.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David R. Epstein, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Christina Coughlin, our Chief Medical Officer, Laurence Turka, our Chief Scientific Officer and Spencer Fisk, our Senior Vice President of Manufacturing. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, providing or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the federal anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the creation, receipt, transmission, use or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers, such as physician assistants and nurse practitioners;

●	the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers or other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws

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

●	the research methodology used may not be successful in identifying potential indications and/or product candidates;

●	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or

●	it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism or global pandemics, including but not limited to, the novel coronavirus.

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

As of June 30, 2020, we had cash, cash equivalents and investments of $236.5 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since June 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks related to government regulation

We are early in our development efforts. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. The IND for RTX-240 has been allowed to proceed by the FDA and we have completed dosing of the second cohort in the Phase 1/2 clinical trial in solid tumors. All our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates - RTX-240 and RTX-321. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

●	successful completion of preclinical studies;

●	approval of INDs for our planned clinical trials or future clinical trials;

●	successful and timely enrollment in, and completion of, clinical trials;

●	successful development and clearance or approval of companion diagnostics for use with certain of our product candidates;

●	receipt of regulatory approvals from applicable regulatory authorities;

●	establishing clinical supply and commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;

●	enforcing and defending intellectual property rights and claims; and

●	maintaining a continued acceptable safety profile of the product candidates following approval.

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

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of such product candidates;

●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

●	we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates;

●	regulatory authorities may require a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

●	we may be subject to regulatory investigations and government enforcement actions;

●	we may decide to remove such product candidates from the marketplace;

●	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and

●	our reputation may suffer.

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

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	fines, warning letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

●	product seizure or detention or refusal to permit the import or export of our product candidates; and

●	injunctions or the imposition of civil or criminal penalties.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in October 2017, California became the first state to pass legislation requiring pharmaceutical manufacturers to announce planned drug price increases. While this legislation does not directly affect drug prices, it puts further pressure on pharmaceutical manufacturers in setting prices. At least one state, Oregon, has recently passed a similar law, requiring pharmaceutical manufacturers to disclose cost components, and other states are likely to follow. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint”, or plan, to reduce the cost of drugs. The Trump administrations’ Blueprint contains certain measures that the U.S. Department of Health and Human Services, or HHS, is already working to implement. For example, on December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. While the current proposal excludes biological products, this proposal could be expanded or additional proposals that reach biological products could be introduced. In December 2019, the FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. It is unclear if, when, and to what extent the Executive Orders may be implemented and the market implications of the Executive Orders, if implemented, are unknown at this time, but the measures, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the European Economic Area, or the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, implementing safeguards to keep personal information secure, having data processing agreements with third parties who process personal information, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal information, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. It substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10 million Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20 million Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Given the new law, we face uncertainty as to the exact interpretation of the new requirements, and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20 but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;

●	whether and the extent to which inventors are able to contest the assignment of their rights to our licensors; and

●	the priority of invention of patented technology.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;

●

we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

●	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

●	it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;

●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

●

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents of others may harm our business; and

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology, and we may receive additional technologies and funding under these and other collaborations in the future. Any future collaborations we enter into, may pose a number of risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply;

●	collaborators may not perform their obligations as expected;

●

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

●

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

●

collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●

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

●

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and

●

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

We expect that our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercial product, enable more rapid implementation of process changes, and allow for better long-term cost of goods manufactured. However, we have no experience as a company in developing or operating a manufacturing facility and may never be successful in developing or operating this facility and recognizing its full capabilities. As a result, we may need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. We, as a company, also have no experience in setting up, building or eventually managing and operating a manufacturing facility. If we have failed to select the correct location, or if we fail to complete any future renovations in an efficient manner, or fail to recruit or retain the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed, including as a result of the requirement to conduct bridging studies. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Operating our own manufacturing facility will require significant resources, and we do not have experience as a company in managing a manufacturing facility. In part because of this lack of experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. Failure to successfully operate our manufacturing facility could adversely affect the approvability and commercial viability of our product candidates.

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

Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things:

●	interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations as a result of the COVID-19 pandemic;
●	the continued manufacture and supply of raw materials and components for the Company’s clinical and development programs, the availability of any of which could be significantly impaired by the COVID-19 pandemic;
●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
●	a lack of long-term supply arrangements for key components with our suppliers;

●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

●	difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner;

●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

●	delay in delivery due to our suppliers prioritizing other customer orders over ours or delays related to the COVID-19 pandemic; and

●	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $3.35 per share and as high as $33.01 per share through July 31, 2020. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

●

the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

●

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

●

adverse or uninterpretable results from or delays in clinical trials of our product candidates, including those we have experienced for our Phase 1b clinical trial for RTX-134 which we have since discontinued;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

●

adverse developments concerning the manufacture of our product candidates, including the difficulties encountered by our contract manufacturer for clinical supply of our discontinued Phase 1b clinical trial for RTX-134;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations, if needed;

●	our failure to commercialize our product candidates;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	introduction of new products or services by our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or cellular therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	adoption of new accounting standards;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control, including pandemics such as COVID-19.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;

●	our ability to enroll patients in clinical trials and the timing of enrollment;

●

the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

●	the costs associated with our plans to renovate, customize and operate the manufacturing facility we purchased in July 2018 may be greater than we anticipate;

●	expenditures that we may incur to acquire or develop additional product candidates and technologies;

●	the timing and outcomes of clinical trials for our current product candidates and any other future product candidates or competing product candidates;

●

competition from existing and potential future products that compete with our current product candidates and any other future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review or approval of our current product candidates or any other future product candidates;

●	the level of demand for our current product candidates and any other future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

●

the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with our current product candidates and any other future product candidates;

●

our ability to commercialize our current product candidates and any other future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our ability to adequately support future growth;

●	potential unforeseen business disruptions that increase our costs or expenses;

●	future accounting pronouncements or changes in our accounting policies; and

●	the changing and volatile global economic environment.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

●	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;

●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

●

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

●

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

●

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim against us governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Securities Act or the rules and regulations thereunder, as our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the forum selection clauses in our amended and restated by-laws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is invalid or unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. The Court of Chancery of the State of Delaware or the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

As of June 30, 2020, we estimate that we have used 100% of the net proceeds from the IPO for operations, the purchase of our manufacturing facility and purchases of other property, plant, and equipment. There was no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 23, 2018).

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 23, 2018).

10.1*#	Separation Agreement between Rubius Therapeutics, Inc. and Andrew M. Oh, dated June 29, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

RUBIUS THERAPEUTICS, INC.

Date: August 10, 2020	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Andrew M. Oh
Andrew M. Oh
Chief Financial Officer
(Principal Financial Officer)