Form 10-Q
period 2020-09-30
Rubius Therapeutics, Inc.
filed 2020-11-09
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 80,923,945 shares of common stock, $0.001 par value per share, outstanding.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;

●	we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;

●	our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially;

●	the successful development of cellular therapeutics, such as our investigational RCTs, is highly uncertain;

●	our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;

●	the FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict;

●	clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;

●	our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

●	positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates;

●	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;

●	we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;

●	the effects of health epidemics like the recent COVID-19 pandemic, including recurring surges and waves of infection, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials;

●	if we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED PLATFORM, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;

●	we intend to rely on patent rights and the status of our product candidates, if approved, as products eligible for exclusivity under the Biologics Price Competition and Innovation Act (BPCIA). If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets;

●	third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED PLATFORM and other technologies;

●	our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	we have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful; and

●	we do not have extensive experience as a company managing a manufacturing facility.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Rubius Therapeutics, Inc.

Solely for convenience, the trademarks, service marks and trade names referred to in this quarterly report are listed without the ®, (sm) and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

v

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$75,174	$91,898
Investments	132,730	191,389
Prepaid expenses and other current assets	6,458	5,979
Total current assets	214,362	289,266
Operating lease, right-of-use-asset	41,483	46,559
Property, plant and equipment, net	54,635	56,924
Restricted cash	1,573	1,735
Other assets	311	357
Total assets	$312,364	$394,841
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,135	$7,178
Accrued expenses and other current liabilities	11,143	16,042
Operating lease liabilities	9,719	10,540
Total current liabilities	29,997	33,760
Long-term debt, net of discount	74,828	49,596
Other long-term liabilities	884	405
Operating lease liabilities, net of current portion	33,540	36,867
Total liabilities	139,249	120,628
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 80,923,820 and 80,016,245 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	81	80
Additional paid-in capital	612,934	586,798
Accumulated other comprehensive income	32	75
Accumulated deficit	(439,932)	(312,740)
Total stockholders' equity	173,115	274,213
Total liabilities and stockholders' equity	$312,364	$394,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	28,209	33,530	90,491	81,919
General and administrative	11,976	14,952	36,241	42,254
Total operating expenses	40,185	48,482	126,732	124,173
Loss from operations	(40,185)	(48,482)	(126,732)	(124,173)
Other income (expense):
Interest income	223	2,002	1,682	6,492
Interest expense	(1,174)	(835)	(2,987)	(1,957)
Other income, net	284	300	845	652
Total other income (expense), net	(667)	1,467	(460)	5,187
Net loss	(40,852)	(47,015)	(127,192)	(118,986)
Net loss per share, basic and diluted	$(0.51)	$(0.59)	$(1.58)	$(1.52)
Weighted average common shares outstanding, basic and diluted	80,778,042	79,115,305	80,511,543	78,357,791

Comprehensive loss:
Net loss	$(40,852)	$(47,015)	$(127,192)	$(118,986)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(162)	(124)	(43)	195
Comprehensive loss	$(41,014)	$(47,139)	$(127,235)	$(118,791)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(127,192)	$(118,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,725	30,440
Depreciation and amortization expense	5,176	2,294
Amortization (accretion) of premium (discount) on investments	186	(1,939)
Loss on disposal of property and equipment	—	119
Non-cash interest expense	232	201
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,318)	(2,129)
Operating lease, right-of-use-asset	4,184	3,336
Other assets	(5)	(293)
Accounts payable	2,095	3,184
Accrued expenses and other current liabilities	(2,425)	3,330
Other long-term liabilities	580	395
Operating lease liabilities	(3,338)	(1,411)
Net cash used in operating activities	(97,100)	(81,459)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,467)	(27,381)
Purchases of investments	(122,671)	(259,231)
Sales and maturities of investments	181,102	143,275
Net cash provided by (used in) investing activities	53,964	(143,337)
Cash flows from financing activities:
Proceeds from borrowings under loan and security agreement	25,000	25,000
Repurchase of unvested restricted common stock	—	(122)
Proceeds from issuance of common stock upon exercise of stock options	1,412	1,843
Net cash provided by financing activities	26,412	26,721
Net decrease in cash, cash equivalents and restricted cash	(16,724)	(198,075)
Cash, cash equivalents and restricted cash at beginning of period	93,633	309,421
Cash, cash equivalents and restricted cash at end of period	$76,909	$111,346

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$2,740	$1,706
Cash paid for leases	$5,822	$3,194
Lease assets obtained in exchange for new operating lease liabilities	$90	$49,496
Lease asset derecognized upon lease cancellation	$982	$—

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$564	$6,073
Deferred offering costs and issuance costs included in accounts payable or accrued expenses	$—	$11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2019	80,016,245	$80	$586,798	$75	$(312,740)	$274,213
Issuance of common stock upon exercise of stock options	413,721	—	486	—	—	486
Stock-based compensation expense	—	—	8,488	—	—	8,488
Unrealized gains on investments	—	—	—	456	—	456
Net loss	—	—	—	—	(48,486)	(48,486)
Balances at March 31, 2020	80,429,966	80	595,772	531	(361,226)	235,157
Issuance of common stock upon exercise of stock options	115,553	—	256	—	—	256
Stock-based compensation expense	—	—	8,252	—	—	8,252
Unrealized losses on investments	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(37,854)	(37,854)
Balances at June 30, 2020	80,545,519	80	604,280	194	(399,080)	205,474
Issuance of common stock upon exercise of stock options	378,301	1	669	—	—	670
Stock-based compensation expense	—	—	7,985	—	—	7,985
Unrealized losses on investments	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(40,852)	(40,852)
Balances at September 30, 2020	80,923,820	$81	$612,934	$32	$(439,932)	$173,115

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2018	79,234,853	$79	$543,040	$(29)	$(150,082)	$393,008
Issuance of common stock upon exercise of stock options	619,342	1	798	—	—	799
Stock-based compensation expense	—	—	9,478	—	—	9,478
Vesting of restricted common stock	—	—	22	—	—	22
Unrealized gains on investments	—	—	—	110	—	110
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	800	800
Net loss	—	—	—	—	(32,581)	(32,581)
Balances at March 31, 2019	79,854,195	80	553,338	81	(181,863)	371,636
Issuance of common stock upon exercise of stock options	223,484	—	572	—	—	572
Stock-based compensation expense	—	—	10,604	—	—	10,604
Vesting of restricted common stock	—	—	13	—	—	13
Unrealized gains on investments	—	—	—	209	—	209
Net loss	—	—	—	—	(39,390)	(39,390)
Balances at June 30, 2019	80,077,679	80	564,527	290	(221,253)	343,644
Issuance of common stock upon exercise of stock options	367,971	1	471	—	—	472
Stock-based compensation expense	—	—	10,358	—	—	10,358
Repurchase of unvested restricted common stock	(667,917)	(1)	—	—	—	(1)
Vesting of restricted common stock	—	—	9	—	—	9
Unrealized gains on investments	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(47,015)	(47,015)
Balances at September 30, 2019	79,777,733	$80	$575,365	$166	$(268,268)	$307,343

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $127.2 million for the nine months ended September 30, 2020 and $163.5 million for the year ended December 31, 2019. As of September 30, 2020, the Company had an accumulated deficit of $439.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 9, 2020, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2020 and condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of September 30, 2020, consisted of U.S. government money market funds, U.S. government treasury bills and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of both September 30, 2020 and December 31, 2019, the Company maintained letters of credit totaling $1.7 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet as of September 30, 2020. The Company classified $1.7 million as restricted cash (non-current) and it did not have any restricted cash (current) in its condensed consolidated balance sheet as of December 31, 2019.

Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $76.9 million and $111.3 million for the nine months ended September 30, 2020 and 2019, respectively, of which $1.7 million and $1.7 million was restricted cash, respectively.

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

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$132,698	$43	$(11)	$—	$132,730
	$132,698	$43	$(11)	$—	$132,730

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$189,816	$91	$(20)	$189,887
U.S. government agency bonds (due within one year)	1,498	4	—	1,502
	$191,314	$95	$(20)	$191,389

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at September 30, 2020 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$68,916	$—	$—	$68,916
Investments:
U.S. treasury bills and notes	—	132,730	—	132,730
	$68,916	$132,730	$—	$201,646

	Fair value measurements at December 31, 2019 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,898	$—	$—	$91,898
Investments:
U.S. government agency bonds	—	1,502	—	1,502
U.S. treasury bills and notes	—	189,887	—	189,887
	$91,898	$191,389	$—	$283,287

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the nine months ended September 30, 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2020.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Manufacturing facility	$30,539	$—
Manufacturing equipment	8,685	—
Land	1,300	1,300
Laboratory equipment	16,210	16,079
Computer equipment	2,028	1,051
Furniture and fixtures	1,228	1,228
Leasehold improvements	445	445
Construction-in-progress	2,866	41,262
	63,301	61,365
Less: Accumulated depreciation and amortization	(8,666)	(4,441)
	$54,635	$56,924

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$5,511	$5,045
Accrued external research and development expenses	3,686	6,715
Accrued manufacturing facility expenses	369	2,824
Accrued general and administrative expenses	1,462	1,136
Other	115	322
	$11,143	$16,042

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such covenants as of September 30, 2020. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of September 30, 2020, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2020 (three months ending December 31)	$—
2021	—
2022	37,500
2023	37,500
2024 and thereafter	—
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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of September 30, 2020, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

8. Stock-Based Compensation

Service-Based Stock Options

During the nine months ended September 30, 2020, the Company granted options with service-based vesting conditions for the purchase of 3,738,221 shares of common stock with a weighted average exercise price of $7.44 per share and a weighted average grant-date fair value of $4.62 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,996	$2,195	$6,165	$6,798
General and administrative expenses	5,989	8,163	18,560	23,642
	$7,985	$10,358	$24,725	$30,440

As of September 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $52.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three and nine months ended September 30, 2020, the Company made matching contributions of $0.2 million and $0.6 million, respectively.

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

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(40,852)	$(47,015)	$(127,192)	$(118,986)

Denominator:
Weighted average common shares outstanding, basic and diluted	80,778,042	79,115,305	80,511,543	78,357,791
Net loss per share, basic and diluted	$(0.51)	$(0.59)	$(1.58)	$(1.52)

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

	September 30,
	2020	2019
Unvested restricted common stock	252,000	397,252
Stock options to purchase common stock	16,541,112	15,849,584
	16,793,112	16,246,836

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

Overview

We are a clinical-stage biopharmaceutical company that is genetically engineering red blood cells to create an entirely new class of cellular medicines called Red Cell Therapeutics (RCTs). Based on our vision that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary and highly versatile platform, called the RED PLATFORM, to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies. We believe that our RCTs can provide life-changing or life-saving benefits for patients with cancer and autoimmune diseases.

We have demonstrated strong execution across our pipeline of Red Cell Therapeutics for the treatment of cancer and autoimmune diseases. During the course of the year, we have filed two Investigational New Drug (IND) applications for our two lead oncology programs, RTX-240 and RTX-321. We have dosed patients in two Phase 1 arms of the RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors and relapsed/refractory acute myeloid leukemia (AML). We believe that by demonstrating that RTX-240 is working as intended to induce anti-tumor innate and adaptive immunity, we expect to unlock the potential of the RED PLATFORM across our entire pipeline of cancer and autoimmune programs. Additionally, we operationalized our manufacturing facility in Smithfield, RI, which is currently providing cGMP supply for these two ongoing clinical trials. Finally, we continue to advance our earlier-stage autoimmune program in Type I diabetes and explore ways in which to apply the RED PLATFORM across the remainder of our pipeline.

Highlights of our most advanced product candidates, RTX-240 and RTX-321, are described further below.

RTX-240

We are currently enrolling patients in a Phase 1/2 clinical trial evaluating RTX-240. The study contains two Phase 1 dose escalation arms: one in patients with relapsed/refractory or locally advanced solid tumors and another in patients with relapsed/refractory AML. RTX-240 is an allogeneic, off-the-shelf cellular therapy product candidate that is engineered to replicate human immune system function by stimulating adaptive and innate immunity to generate an anti-tumor immune response. As shown in preclinical studies, RTX-240 expresses hundreds of thousands of copies of the costimulatory molecule 4-1BB ligand (4-1BBL) and the cytokine IL-15TP (a fusion of IL-15 and IL-15 receptor alpha) on the cell surface in their native forms. By activating existing agonist pathways, RTX-240 has the potential to enhance potency and improve anti-tumor activity, overcome resistance to immunotherapy and have a reduced toxicity profile given its biodistribution in the vasculature.

On November 9, 2020, we announced that we have completed dosing of the fourth dose cohort in the solid tumor clinical trial. As we continue to dose escalate, we are assessing the safety profile and biological effects of RTX-240 on innate and adaptive immunity by measuring biomarkers associated with activation and proliferation of NK and T cells in peripheral blood and matched tumor biopsy samples.

Additionally, on November 5, 2020, we announced that we dosed the first patient in a second Phase 1 arm of the ongoing Phase 1/2 RTX-240 clinical trial for the treatment of relapsed/refractory AML. NK cells can exhibit potent anti-tumor activity against AML, but tumor-associated mechanisms often suppress the proper function of NK cells leading to disease progression. When NK cells are restored to their full anti-tumor potential, their cytolytic activity predicts a better long-term outcome for patients with AML. RTX-240 is designed to induce NK and T cell activation and proliferation, leading to the killing of AML cells.

In November 2020, we presented preclinical data from our lead clinical oncology product candidate, RTX-240, at the Society for Immunotherapy of Cancer’s Annual Meeting, demonstrating the following:

●	RTX-240 increased CD8 T cell and NK cell expansion and activation in vitro when compared to a 4-1BB agonist antibody and recombinant IL-15, which was directly correlated with the percentage of 4-1BBL and IL-15TP expressed on the cell surface;
●	RTX-240 expanded CD56dim NK cells, a cell population with known cytotoxicity;
●	RTX-240 promoted NK cell-killing of a myeloid leukemia cell line, K562, which was accompanied by increased NK cell degranulation and activation;
●	A murine surrogate for RTX-240, mRBC-240, promoted significant expansion of CD8 T cells and NK cells in vivo in a murine model of CT26 colorectal cancer; and
●	mRBC-240 demonstrated potent antitumor activity in a B16F10 melanoma model that was directly correlated with the expansion of terminally differentiated NK cells in the tumors.

RTX-321

We have filed an IND application for RTX-321 for the treatment of patients with human papillomavirus (HPV) 16-positive cancers. RTX-321 is an allogeneic, off-the-shelf artificial antigen-presenting cell (aAPC) therapy product candidate that is engineered to induce a tumor-specific immune response by expanding antigen-specific T cells. RTX-321 expresses hundreds of thousands of copies of an HPV peptide antigen bound to major histocompatibility complex (MHC) class I proteins, the costimulatory molecule 4-1BBL and the cytokine IL-12 on the cell surface to mimic human T cell-APC interactions. As part of our IND filing, we included frozen drug substance for the first time as part of the manufacturing process, allowing a truly off-the-shelf cellular therapy product candidate with a potential shelf life of several years based on preliminary stability data.

HPV 16 is associated with approximately 70% of cervical cancers, approximately 40% of head and neck squamous cell carcinoma (HNSCC) arising in the oropharynx, approximately 25%-40% of HNSCC arising in other locations and approximately 80%-85% of anal cancers. A critical need remains for better treatment options for advanced HPV 16 associated cancers. The prognosis remains poor for patients with metastatic disease with few treatment options beyond the first-line setting.

In November 2020, we presented preclinical data at the Federation of Clinical Immunology Societies Annual Meeting and the American Association of Cancer Research Tumor Immunology and Immunotherapy Conference, from our lead aAPC program, RTX-321, for the treatment of HPV 16-positive tumors, and demonstrating the following:

●	RTX-321 and its mouse surrogates demonstrated a dual mechanism of action in vivo and in vitro:
o	Functions as an aAPC to boost HPV 16 E7-specific CD8+ T-cell responses; and
o	Promotes HPV 16-independent stimulation of innate (NK cells) and adaptive immune (non-HPV antigen-specific CD8+ T cells) responses;
●	Mouse surrogates of RTX-321 promote tumor control, memory formation and epitope spreading in tumor models in vivo;

●	Treatment with the RTX-321 mouse surrogate results in minimal, reversible effects in vivo (body weight change, IFNγ and ALT levels);
●	RTX-321 functions as an aAPC to boost HPV 16 antigen-specific T cells in vitro; and
●	RTX-321 promotes HPV 16-independent adaptive and innate immune responses in vitro.

Taken together, we believe these findings support the potential of RTX-321 as an effective therapy for the treatment of HPV 16+ cancers.

Manufacturing

We have generated hundreds of RCTs using our RED PLATFORM and are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired, renovated and operationalized a manufacturing facility in Smithfield, RI, that is are currently providing cGMP supply for our two Phase 1 arms in the ongoing RTX-240 clinical trial in advanced solid tumors and in relapsed/refractory AML. We are conducting manufacturing in support of planned GMP clinical supply needs for the RTX-321 clinical trial for HPV-16-positive cancers. We believe we have the potential to significantly expand our manufacturing capabilities in the future and plan to stage additional investments based on future supply needs.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $127.2 million for the nine months ended September 30, 2020 and $163.5 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $439.9 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:

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

As of September 30, 2020, we had cash, cash equivalents and investments of $207.9 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into 2022. See “—Liquidity and Capital Resources.”

Recent Developments

In March 2020, we began precautionary measures to protect the health and safety of our employees, partners and prospective clinical trial participants during the novel coronavirus, or COVID-19, pandemic. Because COVID-19 infections have been reported throughout the United States and worldwide, certain national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, we have eliminated business travel and substantially reduced the number of employees working on-site at any one time at each of our facilities by shifting to remote work wherever possible and implementing rotating laboratory work schedules. In addition, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure. We expect these precautionary measures to continue to be in place throughout the remainder of 2020 and likely into 2021.

While the COVID-19 pandemic did not significantly impact our results of operations during the first nine months of 2020, the ultimate impact on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

During the third quarter of 2020, we strengthened our leadership team by appointing Jose “Pepe” Carmona as Chief Financial Officer. Mr. Carmona brings extensive experience in global finance and operations to Rubius, as well as a track record of financing clinical-stage and commercial biotech companies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	28,209	33,530	(5,321)
General and administrative	11,976	14,952	(2,976)
Total operating expenses	40,185	48,482	(8,297)
Loss from operations	(40,185)	(48,482)	8,297
Other income (expense):
Interest income	223	2,002	(1,779)
Interest expense	(1,174)	(835)	(339)
Other income, net	284	300	(16)
Total other income (expense), net	(667)	1,467	(2,134)
Net loss	$(40,852)	$(47,015)	$6,163

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change

	(in thousands)
Research and development program expenses:
Rare disease	$299	$7,783	$(7,484)
Cancer	13,424	3,846	9,578
Platform development, early-stage research and unallocated expenses:
Personnel-related	5,514	7,864	(2,350)
Stock-based compensation expense	1,996	2,195	(199)
Contract research and development	1,579	3,774	(2,195)
Laboratory supplies and research materials	1,769	3,868	(2,099)
Facility related and other	3,628	4,200	(572)
Total research and development expenses	$28,209	$33,530	$(5,321)

Research and development expenses were $28.2 million for the three months ended September 30, 2020, compared to $33.5 million for the three months ended September 30, 2019. The decrease in direct costs related to our rare disease program of $7.5 million was due to the decision in March 2020 to deprioritize development of our rare disease programs and discontinue the RTX-134 Phase 1b clinical trial. The increase in direct costs of $9.6 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred for our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors, including clinical CRO and internal manufacturing costs, as well as to costs incurred for preclinical and IND-enabling activities for RTX-321. The decline in laboratory supplies and research materials of $2.1 million was mostly due to the shift in pilot-scale manufacturing activities to support the technical development of clinical candidates. Similarly, the decrease in contract research and development of $2.2 million was due to the advancement of discovery research to support IND-enabling activities. The reduction in stock-compensation expense of $0.2 million was driven by a reduction in the market price of our common stock resulting in a lower valuation of options granted during 2020. The decrease in personnel-related costs and facility related and other costs of $2.9 million was principally due to the allocation of the costs to operate our manufacturing facility to research and development program costs starting in the first quarter of 2020, as well as a reduction in onsite activities in connection with our response to the COVID-19 pandemic.

General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Change

	(in thousands)
Personnel-related	$3,094	$2,942	$152
Stock-based compensation expense	5,989	8,163	(2,174)
Professional and consultant fees	1,546	1,898	(352)
Facility related and other	1,347	1,949	(602)
Total general and administrative expenses	$11,976	$14,952	$(2,976)

General and administrative expenses were $12.0 million for the three months ended September 30, 2020, compared to $15.0 million for the three months ended September 30, 2019. The decrease in general and administrative expenses of $3.0 million was primarily due to a reduction in stock-based compensation expense of $2.2 million due principally to restricted stock awards that fully vested in January 2020. Additional decreases in professional and consultant fees and facility related and other costs of $1.0 million were largely driven by decreased spending as compared to the third quarter of 2019 due to the commencement of our lease of additional office and laboratory space in August 2019 and decreased spending for business support initiatives and a reduction in onsite activities in connection with our response to the COVID-19 pandemic.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2020, compared to $2.0 million for the three months ended September 30, 2019. Interest income decreased due to reduced invested balances as cash was used to fund operations, as well as reduced interest rates.

Interest Expense

Interest expense was $1.2 million for the three months ended September 30, 2020, compared to $0.8 million for the three months ended September 30, 2019. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Other Income, Net

The change in other income, net was not significant during the three months ended September 30, 2020 and 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	90,491	81,919	8,572
General and administrative	36,241	42,254	(6,013)
Total operating expenses	126,732	124,173	2,559
Loss from operations	(126,732)	(124,173)	(2,559)
Other income (expense):
Interest income	1,682	6,492	(4,810)
Interest expense	(2,987)	(1,957)	(1,030)
Other income, net	845	652	193
Total other income, net	(460)	5,187	(5,647)
Net loss	$(127,192)	$(118,986)	$(8,206)

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Research and development program expenses:
Rare disease	$7,221	$20,028	$(12,807)
Cancer	34,060	5,784	28,276
Platform development, early-stage research and unallocated expenses:
Personnel-related	19,372	19,231	141
Stock-based compensation expense	6,165	6,798	(633)
Contract research and development	5,853	7,094	(1,241)
Laboratory supplies and research materials	7,156	11,543	(4,387)
Facility related and other	10,664	11,441	(777)
Total research and development expenses	$90,491	$81,919	$8,572

Research and development expenses were $90.5 million for the nine months ended September 30, 2020, compared to $81.9 million for the nine months ended September 30, 2019. The decrease in direct costs related to our rare disease program of $12.8 million was due to the decision in March 2020 to deprioritize development of our rare disease programs and discontinue the RTX-134 Phase 1b clinical trial. The increase in direct costs of $28.3 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred for our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors, including clinical CRO and internal manufacturing costs, as well as to costs incurred for preclinical and IND-enabling activities for RTX-321. The decrease in contract research and development of $1.2 million was due to the advancement of discovery research to support IND-enabling activities. The decline in laboratory supplies and research materials of $4.4 million was mostly due to the shift in pilot-scale manufacturing activities to support the technical development of clinical candidates. The reduction in stock-compensation expense of $0.6 million was driven by a reduction in the market price of our common stock resulting in a lower valuation of options granted during 2020. The decrease in facility related and other costs of $0.8 million was principally due to the allocation of the costs to operate our manufacturing facility to research and development program costs starting in the first quarter of 2020, as well as a reduction in onsite activities in connection with our response to the COVID-19 pandemic.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Personnel-related	$8,593	$7,796	$797
Stock-based compensation expense	18,560	23,642	(5,082)
Professional and consultant fees	5,159	6,390	(1,231)
Facility related and other	3,929	4,426	(497)
Total general and administrative expenses	$36,241	$42,254	$(6,013)

General and administrative expenses were $36.2 million for the nine months ended September 30, 2020, compared to $42.3 million for the nine months ended September 30, 2019. The decrease in general and administrative expenses of $6.0 million was primarily due to a reduction in stock-based compensation expense of $5.1 million due principally to restricted stock awards that fully vested in January 2020. In addition, the decrease in professional and consultant fees of $1.2 million was driven by reduced spending on business support initiatives, and the decrease in facility related and other costs was due primarily to a reduction in onsite activities in connection with our response to the COVID-19 pandemic. These decreases were offset by an increase in personnel-related costs of $0.8 million due to an increase in executive recruiting and compensation costs.

Interest Income

Interest income was $1.7 million for the nine months ended September 30, 2020, compared to $6.5 million for the nine months ended September 30, 2019. Interest income decreased due to reduced invested balances as cash was used to fund operations as well as reduced interest rates.

Interest Expense

Interest expense was $3.0 million for the nine months ended September 30, 2020, compared to $2.0 million for the nine months ended September 30, 2019. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Other Income, Net

Other income, net was $0.8 million for the nine months ended September 30, 2020, compared to $0.7 million for the nine months ended September 30, 2019. The increase of other income, net was principally a result of income earned from a sublease agreement that commenced in February 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our IPO. As of September 30, 2020, we had cash, cash equivalents and investments of $207.9 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement which provides for aggregate borrowings of up to $75.0 million, all of which were outstanding as of September 30, 2020.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Cash used in operating activities	$(97,100)	$(81,459)
Cash provided by (used in) investing activities	53,964	(143,337)
Cash provided by financing activities	26,412	26,721
Net decrease in cash, cash equivalents and restricted cash	$(16,724)	$(198,075)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $97.1 million of cash, primarily resulting from our net loss of $127.2 million, offset by net non-cash charges of $30.3 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a $3.1 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets, other assets and operating lease, right-of-use asset of $2.9 million.

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

Investing Activities

During the nine months ended September 30, 2020, net cash provided by investing activities was $54.0 million, consisting of sales and maturities of investments of $181.1 million, offset by net purchases of investments of $122.7 million and purchases of property, plant and equipment of $4.5 million. Our cash purchases of property, plant and equipment consisted of $2.6 million for purchases related to our manufacturing facility in Smithfield, Rhode Island, largely related to payments for manufacturing equipment purchases and construction costs incurred in 2019, and $1.9 million for the purchase of computer and laboratory equipment installed in our manufacturing facility and our laboratory space in Cambridge, Massachusetts.

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

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities of $26.4 million consisted of $25.0 million proceeds received from borrowings under a loan and security agreement and $1.4 million proceeds received from issuance of common stock upon exercise of stock options.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such covenants as of September 30, 2020. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than our intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement (the “Distribution Agreement”), with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of September 30, 2020.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$55,718	$9,721	$14,475	$7,548	$23,974
Debt obligations (2)	85,709	4,242	71,016	10,451	—
Total	$141,427	$13,963	$85,491	$17,999	$23,974

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under three operating lease agreements that expire in September 2021, January 2027 and August 2028.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 6.31% per annum, which was the interest rate in effect as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we had cash, cash equivalents and investments of $207.9 million, which consisted of cash, U.S. government money market funds, U.S. government treasury bills and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2020, we had $75.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our financial condition and capital requirements

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the nine months ended September 30, 2020 and 2019, we reported net losses of $127.2 million and $119.0 million, respectively. As of September 30, 2020, we had an accumulated deficit of $439.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of September 30, 2020, we had $207.9 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments into 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams or research programs or grant licenses on terms unfavorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves.

We have an effective shelf registration statement on Form S-3 (Registration No. 333-232955), or the S-3 Registration Statement, on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $450.0 million (as of September 30, 2020) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the S-3 Registration Statement could result in dilution of our stockholders and could have a negative impact on our stock price.

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

In December 2018, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto, or the Collateral Agent, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of September 30, 2020, we have borrowed $75.0 million.

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

For example, Brexit may result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our drug candidates that are developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

As of September 30, 2020, we had cash, cash equivalents and investments of $207.9 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since September 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of December 31, 2019, we had U.S. federal and state net operating loss, or NOL, carryforwards of $222.9 million and $227.0 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $185.7 million which carryforward indefinitely. The state NOLs expire at various dates through 2039. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $9.5 million and $5.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively. In addition, in general, under Sections 382 and

383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and our ability to utilize NOLs or credits may be impaired. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under this section captioned “Risk factors—Risks related to our financial condition and capital requirements,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. The reduction of the corporate tax rate under the TCJA caused a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration.

Risks related to future performance

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-321 and others that may be selected from our preclinical programs. We are enrolling patients in the ongoing Phase 1/2 trial of RTX-240 in advanced solid tumors and relapsed/refractory AML. We have filed an IND for RTX-321, our first antigen-presenting cell program. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240, as our first oncology clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

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

Successful development of cellular therapeutics, such as our RCTs, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Cellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	nonclinical or preclinical testing or study results may show our RCTs to be less effective than desired or to have harmful or problematic side effects or toxicities;

●	clinical trial results may show our RCTs to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

●	clinical trial results may show that our RCTs may not have the circulating time we expect based on preclinical studies and models, which may negatively affect the activity observed in clinical trials;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, manufacturing delays, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or biologics license application, or BLA, preparation, discussions with the FDA, an FDA request for additional nonclinical or clinical data, including bridging studies, or unexpected safety or manufacturing issues;

●	manufacturing issues and costs, formulation issues, dosage requirements, pricing or reimbursement issues, or other factors that make our RCT therapies uneconomical; and

●	proprietary rights of others and their competing products and technologies that may prevent our RCT therapies from being commercialized.

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

Our RCT technology is relatively new and no products based on genetically engineered red cells have been approved to date in the United States or the European Union. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not completed clinical trials, we have not yet been able to meaningfully assess safety in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, cellular therapies, such as our RCT product candidates, have a limited circulating time in animals as they are recognized as foreign by the host animal and therefore cleared by the complement-mediated reticuloendothelial system, which limits the safety and toxicology assessments that we can conduct in preclinical species. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our RED PLATFORM, or any similar or competitive cellular technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our RED PLATFORM or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future license and collaboration agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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

Risks related to product development and clinical trials

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Risks related to sales, marketing and competition

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

Risks related to our business operations

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

Further, the COVID-19 outbreak may delay enrollment in our clinical trials due to diversion or prioritization of hospital resources away from the conduct of clinical trials and toward the COVID-19 pandemic. Key clinical trial activities, such as site monitoring, may be interrupted due to restrictions in travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party vendors, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

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

As of October 31, 2020, we had 197 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, including the COVID-19 pandemic outbreak, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers and vendors to produce and process our product candidates on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on outside vendors to supply raw materials and other important components, such as CD34+ precursor cells and lentiviral vectors, that are used to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Risks related to litigation and noncompliance with applicable laws or regulations

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our research and development efforts, business operations and any future commercialization efforts, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures we have implemented for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

We are early in our development efforts. The IND for RTX-240 has been allowed to proceed by the FDA and we have completed dosing of the fourth cohort in the Phase 1/2 clinical trial in solid tumors. We have filed an IND for RTX-321 with the FDA for the treatment of patients with HPV. We cannot be sure that submission of an IND or subsequent amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to initiate a clinical trial for RTX-321 on the timeline currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, RED PLATFORM and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, although we own an issued composition of matter patent related to RTX-134 and an issued composition of matter patent related to RTX-240 and RTX-321, there can be no assurance that we will secure issued patents for additional product candidates. We have filed or intend to file patent applications directed to the composition of matter of our product candidates and various processes of our RED PLATFORM; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-

provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of October 31, 2020, most of the patent rights that we own or in-license are currently pending patent applications, except that we own eleven issued U.S. patents and we have in-licensed two U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Some intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

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

Our manufacturing process may be susceptible to logistical issues associated with the collection of hematopoietic precursor cells from donors, procurement of plasmids and lentiviral vectors sourced from various suppliers and shipment to the RCT product candidate manufacturing site as well as shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes, or changes to these processes, could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in our manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes can trigger regulatory review or delays and, regardless of regulatory feedback, will carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs that we may engage are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs that we may engage will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. We or our CMO may fail to manage the logistics of storing and shipping our raw materials and product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in the inability to manufacture product, the loss of usable product or prevent or delay the delivery of product candidates to patients. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

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

We expect that our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercial product, enable more rapid implementation of process changes, and allow for better long-term cost of goods manufactured. However, we do not have extensive experience as a company in developing or operating a manufacturing facility and may never be successful in developing or operating this facility and recognizing its full capabilities. As a result, we may need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. We, as a company, also do not have extensive experience in setting up, building or eventually managing and operating a manufacturing facility. If we have failed to select the correct location, or if we fail to complete any future renovations in an efficient manner, or fail to recruit or retain the required personnel and generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed, including as a result of the requirement to conduct bridging studies. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We have limited experience as a company managing a manufacturing facility.

Operating our own manufacturing facility will require significant resources, and we have limited experience as a company in managing a manufacturing facility, having done so only since January 2020, when our Smithfield, RI facility became operational. In part because of this limited experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our planned clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. Failure to successfully operate our manufacturing facility could adversely affect the approvability and commercial viability of our product candidates.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $3.35 per share and as high as $33.01 per share through October 31, 2020. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to establish collaborations, if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services by our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial target markets;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or cellular therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	adoption of new accounting standards;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control, including pandemics such as COVID-19.

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

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The holders of 56,845,438 shares of our common stock, on an as-converted basis, as of October 31, 2020 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our management has broad discretion in the application of our cash, cash equivalents and investments. Because of the number and variability of factors that will determine our use of our cash, cash equivalents and investments, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash, cash equivalents and investments in ways that ultimately increase the value of our stockholders’ investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not use our resources in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Risks related to corporate governance

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

As of September 30, 2020, we estimate that we have used 100% of the net proceeds from the IPO for operations, the purchase of our manufacturing facility and purchases of other property, plant, and equipment. There was no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

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

10.1#

Employment Agreement between Rubius Therapeutics, Inc. and Jose Carmona, dated September 23, 2020. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on September 23, 2020).

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

RUBIUS THERAPEUTICS, INC.

Date: November 9, 2020	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)