Form 10-Q/A
period 2020-03-31
Rubius Therapeutics, Inc.
filed 2020-12-04
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

EXPLANATORY NOTE

Rubius Therapeutics, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2020 (“Amendment No. 1”) as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, a portion of the introductory language of paragraph 4), which was inadvertently omitted from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the Section 302 certifications has been omitted.

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the original Form 10-Q and our other filings made with the SEC subsequent to the filing of the original Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

RUBIUS THERAPEUTICS, INC.

Date: December 3, 2020	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2020	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)