Form 10-Q/A
period 2020-06-30
Rubius Therapeutics, Inc.
filed 2020-12-04
CIK 1709401

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

EXPLANATORY NOTE

Rubius Therapeutics, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2020 (“Amendment No. 1”) as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, a portion of the introductory language of paragraph 4), which was inadvertently omitted from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on August 10, 2020. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the Section 302 certifications has been omitted.

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