Form 10-K
period 2020-12-31
Rubius Therapeutics, Inc.
filed 2021-02-23
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $222.3 million.

As of January 29, 2021 the registrant had 81,181,972 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Rubius Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, results of preclinical studies or clinical trials and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” including, among other things:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation, enrollment in and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability or the potential to successfully manufacture our product candidates or obtain adequate and timely supply of our product candidates for clinical trials or for commercial use, if approved;
●	our ability to successfully operate our manufacturing facility and any plans for further renovation or expansion;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to maintain regulatory approval, if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	developments relating to cellular therapies, including red blood cell therapies;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development, clinical trials and, if approved, commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

●	the impact of global economic and political developments on our business and on our clinical trials, including economic slowdowns or recessions that may result from the recent outbreak of COVID-19;
●	natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could reduce demand for, or inhibit our ability to develop and manufacture, our product candidates;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations and legislative and regulatory changes;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and
●	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;

●	we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;

●	our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially;

●	the successful development of cellular therapeutics, such as our investigational RCTs, is highly uncertain;

●	our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;

●	the FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict;

●	clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;

●	our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

●	positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates;

●	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;

●	we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;

●	the effects of health epidemics like the recent COVID-19 pandemic, including recurring surges and waves of infection, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials;

●	if we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED PLATFORM, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;

●	we intend to rely on patent rights and the status of our product candidates, if approved, as products eligible for exclusivity under the Biologics Price Competition and Innovation Act (BPCIA). If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets;

●	third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED PLATFORM and other technologies;

●	our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	we have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful; and

●	we do not have extensive experience as a company managing a manufacturing facility.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

Item 1. Business

Overview

Rubius Therapeutics is a clinical-stage biopharmaceutical company that is genetically engineering red blood cells, or RBCs, to develop an entirely new class of cellular medicines called Red Cell Therapeutics, or RCTs. Our company was built upon the research and findings of Flagship Pioneering’s Venture Labs innovation team along with the discoveries of Professors Harvey Lodish and Hidde Ploegh of the Whitehead Institute for Biomedical Research at MIT. Based on the premise that human red blood cells are the foundation of the next significant innovation in medicine, we have developed a proprietary and highly versatile platform, which we call the RED PLATFORM, to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies for the potential treatment of cancer and autoimmune diseases.

In 2020, we demonstrated strong execution across our pipeline of RCTs. During the course of the year, we received clearance of our Investigational New Drug, or IND, applications for our lead oncology program, RTX-240, and our lead artificial antigen presenting cell, or aAPC, program, RTX-321. We are currently dosing adult patients in the RTX-240 Phase 1/2 clinical trial for relapsed/refractory or locally advanced solid tumors and in the RTX-240 Phase 1 clinical trial for relapsed/refractory acute myeloid leukemia, or AML.

In the RTX-240 Phase 1/2 clinical trial for solid tumors, we have completed dosing of 5 adult cohorts (n=14) to date. Trial enrollment continues in additional cohorts. In January 2021, we announced that initial clinical data from the solid tumor trial shows that RTX-240 stimulates innate and adaptive immunity, supporting proof of mechanism. Key observations from initial data include:

●	no treatment-related Grade 3 or Grade 4 adverse events and no dose limiting toxicities observed (n=14);
●	all patients showed activation of NK or T cells or both cell types (n=14); and
●	activation and expansion of both NK cells and T cells was observed in a majority of patients (n=8) across dose levels.

As more patients are enrolled and data mature, we expect to report additional clinical results in early 2021, which we will also submit for presentation at a scientific conference. Such results are expected to include:

●	additional safety and tolerability data;
●	the results from biomarker studies in patients;
●	immune cell trafficking into tumors assessed by optional tumor biopsies from participating patients; and
●	potential responses as measured by objective response rate.

Additionally, we recently began screening patients in the Phase 1 clinical trial of RTX-321 for the treatment of advanced human papillomavirus (HPV) 16-positive cancers. In January 2020, we operationalized our manufacturing facility in Smithfield, Rhode Island, which is currently providing current good manufacturing practice, or cGMP, supply for each of these three ongoing clinical trials. We also continue to advance our preclinical-stage autoimmune program in Type I diabetes and explore ways in which to apply the RED PLATFORM across the remainder of our pipeline.

We are developing RCT product candidates based on two therapeutic modalities —immune system stimulation for the treatment of cancer and immune modulation to induce tolerance in autoimmune diseases.

Cancer: RCTs are engineered to express combinations of co-stimulatory molecules and cytokines on the cell surface to activate and expand different components of the immune system, which we believe have the potential to offer the following advantages:

Broad immune stimulation: Our RCT product candidates are engineered to broadly activate the adaptive and innate immune systems through immune cell agonists to attack and kill tumors. RCTs express combinations of co-stimulatory ligands and cytokines and are designed to replicate how the immune system naturally activates effectors, such as T and NK cells. Because red blood cells are restricted to the vasculature and spleen, these product candidates may have limited side effects as observed in our preclinical studies, with a potential for a broad therapeutic window. We believe RCTs have the potential to have wide therapeutic application across a range of solid tumors and hematologic cancers. Our lead oncology program, RTX-240, is engineered to express both 4-1BB ligand, or 4-1 BBL, and IL-15TP, a fusion of IL-15 and IL-15 receptor alpha, on the cell surface. It is currently being evaluated in a Phase 1/2 clinical trial for relapsed/refractory or locally advanced solid tumors and in a Phase 1 clinical trial for relapsed/refractory acute myeloid leukemia. We are also currently conducting preclinical studies for RTX-224, a second broad immune stimulation program, which is engineered to express 4-1BBL and IL-12 on the cell surface.

Tumor antigen-specific immune activation via cell surface antigen presentation: We are also developing RCT product candidates to simultaneously express three signals on the cell surface: (1) a tumor-specific antigen in the context of major histocompatibility complex, or MHC, (2) a co-stimulatory ligand and (3) a cytokine. These cells (designated artificial antigen presenting cells) have a dual mechanism of action: they are designed to induce both a tumor antigen-specific immune response by expanding tumor antigen-specific T cells, as well as broad immune activation capable of expanding an anti-tumor response in vivo. RTX-321, our lead aAPC program, is engineered to express an HPV 16-associated peptide bound to MHC I, 4-1BBL and IL-12 on the cell surface to mimic human T cell-APC interactions. We are currently screening adult patients in a Phase 1 clinical trial evaluating RTX-321 for the treatment of advanced HPV 16-positive cancers, including head and neck cancers, cervical cancer and anal cancer. We plan to follow RTX-321 with a range of programs that could target viral antigens, shared, or over-expressed cancer-associated antigens and personalized neoantigens.

Autoimmune Diseases: RCT product candidates are engineered to express specific autoimmune disease-associated antigens that cause and/or perpetuate autoimmune diseases in order to take advantage of the way in which the body normally maintains self-tolerance. These RCTs are designed to interact with the immune system in a way that will suppress or extinguish disease causing cells.

Broad and Diverse Pipeline

Rubius Therapeutics is advancing a broad pipeline of RCT product candidates. Our current programs are investigating applications across a range of cancer and autoimmune diseases.

Definitions: aAPC—artificial antigen presenting cell; AML—acute myeloid leukemia; HPV16+—Human papillomavirus 16 positive; R/R —relapsed/refractory.

Manufacturing

We believe we can generate hundreds of RCT product candidates using our RED PLATFORM and are utilizing our proprietary engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical development. We believe that common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we have acquired, renovated and, as of January 2020, operationalized a manufacturing facility in Smithfield, Rhode Island, that is currently providing cGMP compliant supply for our two Phase 1 arms in the ongoing clinical trial of RTX-240 for relapsed/refractory or locally advanced solid tumors and relapsed/refractory AML and the Phase 1 clinical trial of RTX-321 for advanced HPV 16-positive cancers. During 2020, the site achieved the following milestones:

●	increased productivity in manufacturing of cGMP supply of RTX-240 in 50L bioreactors;

●	increased RTX-240 liquid in-vial shelf life from 28 to 52 days;

●	for RTX-240, continuously met red blood cell identity (CD233+, mean corpuscular hemoglobin, purity, enucleation cell population) and target product profile criteria (protein expression, cell viability) for clinical supply lots; and

●	introduced frozen drug substance for the first time as part of the IND application for RTX-321, resulting in a truly off-the-shelf cellular therapy candidate with a potential shelf life of up to several years. Following liquid reformulation, RTX-321 drug product has an in-vial shelf life of 52 days.

We have the potential to significantly expand our manufacturing capabilities in the future and plan to stage additional investments based on future supply needs.

Seasoned Leadership Team

We have a talented group of seasoned leaders to execute our strategy. During the course of 2020, we strengthened our leadership team by hiring Christina Coughlin, M.D., Ph.D., as Chief Medical Officer, Laurence Turka, M.D., as Chief Scientific Officer, and Jose Carmona as Chief Financial Officer. Our leadership team has extensive experience in oncology, immunology, and cell therapy drug discovery and development.

Patent Portfolio

We have and continue to build a broad portfolio of patent applications, know how, trade secrets, and other intellectual property that covers both our platform technologies, as well as product discoveries, the breadth and depth of which is a strategic asset that could provide us with meaningful competitive advantages. As of January 31, 2021, we have 14 issued U.S. patents and 10 patents issued outside of the United States. Our lead product candidates – RTX-240, RTX-321 and RTX-224 – are covered by three varieties of issued U.S. patent claims: (1) composition of matter; (2) method of treatment; and (3) method of making. We have 29 patent families and more than 170 pending patent applications worldwide (not including provisional applications).

Utilizing Red Blood Cells to Create Cellular Therapies

RBCs represent the first example of a transformative cellular therapy as physicians have been administering blood to patients since the early 1800s. Today, the focus around cellular therapies has largely been directed toward T cell and other lymphocyte-based therapies. We believe that RBC-based therapies have the potential to transform the cellular therapy landscape as they may represent the ideal cell type for the creation of versatile, well-tolerated and off-the-shelf cellular therapies. We believe such therapies could eliminate many of the complications and risks often associated with earlier generation cellular therapies, including the emerging category of T cell-based therapies.

Our Proprietary RED PLATFORM

Our discoveries and innovations in genetic engineering and cell culture processes support our belief that RBCs have the potential to serve as a foundation for the creation and development of a new class of cellular therapies. The RED PLATFORM and RCTs are designed to confer desirable attributes for a next generation cellular therapy, including the following:

●	Broad therapeutic applications: We believe we can engineer hundreds of RCTs to have therapeutic potential across many areas, including cancer and autoimmune diseases. RCTs can be engineered to express co-stimulatory molecules and cytokines on the cell surface, including combinations of proteins to activate and expand T cells, NK cells or antigen-specific T cells for the potential treatment of cancer; or to express autoimmune disease-associated antigens within or on the cell surface, along with proteins that suppress immune responses, to induce immune tolerance for the potential treatment of autoimmune diseases. While the focus of our RED PLATFORM is currently in cancer and autoimmune diseases, we believe the versatility of our platform can be applied to other therapeutic areas.
●	Advantageous tolerability: RCTs lack nuclei and do not divide following administration to patients. As a result, we believe our RCT product candidates will potentially pose less risk than those associated with other cellular therapies, which have caused cytokine release syndrome, neurotoxicity and death. In addition, based on the low level of nucleated cells in our product candidates, the potential risk of inducing oncogenicity is low compared with other nucleated cellular therapies.

●	Allogeneic: RCTs are produced from O negative donor blood stem cells, which can be administered to 95% of the population, and are therefore allogeneic, ready-to-use cellular therapies that we believe will be tolerated by many patients.
●	Predictable biodistribution: RBCs normally reside in the vasculature and the spleen and do not extravasate in appreciable numbers into other healthy tissues. Biodistribution into the spleen allows for RCTs designed to stimulate the immune system to interact with the large number of immune cells that reside there and promote an attack against cancer. Recent evidence published in scientific journals suggests that anti-tumor T cells with the potential to be activated to attack tumors may primarily reside in the peripheral blood and spleen -the two locations of action of RCTs as shown in our preclinical studies. Following RCT engagement with these anti-tumor T and NK cells, the activated effector cells are expected to traffic to the tumor microenvironment. We anticipate that this predictable biodistribution will allow RCTs to generate desired clinical activity as a result of the antitumor T and NK cell-interactions in the peripheral blood and spleen, while avoiding off-tissue engagement in other organs that can lead to toxicities.
●	Efficient product engine: Our RED PLATFORM provides a consistent product design and discovery approach. By modifying the gene or genes that encode biotherapeutic proteins within the cell or on the cell surface of RCTs, we are able to rapidly develop new RCTs designed to treat different diseases. Our uniform approach should also enable us to leverage common chemistry, manufacturing and controls (CMC) and toxicology data packages to shorten development timelines.
●	Scalable and flexible manufacturing: We manufacture RCTs in bioreactors that we intend to scale over time to support multiple ongoing clinical trials and, ultimately, commercial production should we obtain regulatory approval. A single donor is expected to support the manufacturing of up to thousands of doses, depending on the therapeutic application. As a result, we expect the cost of goods sold for RCTs to eventually be significantly lower than existing cellular therapies, such as CAR-T therapy. We manufacture RCTs using well-characterized lentiviral vectors. In the case of RTX-321, with the introduction of frozen drug substance, the product candidate has a potential shelf life of several years, making it a truly off-the-shelf cellular therapy.

Our Strategy

Our vision is to create life-changing, allogeneic cellular therapies for patients with severe diseases. To achieve our vision, we are executing a strategy with the following key elements:

Establish RCTs as a new class of cellular medicines, demonstrating their potential across two initial product categories: cancer and autoimmune diseases. We apply a rigorous and capital-efficient approach to prioritize our product candidate pipeline, focusing on unmet need, feasibility, speed to proof-of-concept, cost to manufacture, validated endpoints and commercial potential.

Pursue accelerated paths to marketing authorization. We are focusing on indications with high unmet needs that may allow us to pursue accelerated paths to product registration.

Build a leading, fully integrated cellular therapy company. We are discovering, developing and manufacturing RCT product candidates for the potential treatment of cancer and autoimmune diseases.

Further strengthen our position as the pioneer of RCTs through continuous platform expansion and improvement. Our proprietary RED PLATFORM allows us to rapidly identify new product candidates and includes a universal manufacturing process for all RCT product candidates. We will continue to invest in enhancing our platform and deepening our expertise in stem cell and red blood cell biology and optimizing the pharmacology of RCTs with the goal of delivering new therapies targeting additional indications. We plan to leverage our first-mover advantage in manufacturing RCTs as we scale-up our proprietary manufacturing platform and fully-owned, operational cGMP manufacturing facility in Smithfield, Rhode Island.

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

Maintain a strong culture, continuously attract new talent and build the world’s leading center for red blood cell biology research and engineering. Our headquarters are located in Cambridge, Massachusetts, one of the world’s leading hubs for biopharmaceutical innovation, providing us access to world-class talent, leading academic investigators and key opinion leaders. We have leveraged our location to attract scientific talent and experienced, innovative leaders and have built a strong culture that is focused on realizing our vision. In recognition of this commitment, we were named a 2020 Top Places to Work by the Boston Globe. In addition, we have a highly experienced cell therapy technical operations team at our fully owned manufacturing site in Smithfield, Rhode Island, which was named among the 2020 Top 5 Places to Work in Rhode Island by the Providence Business Journal. We have assembled a network of scientific advisors with deep expertise in red blood cell biology, process development and manufacturing, as well as clinical experience across the therapeutic areas that we are initially targeting. We will continue to build a team of employees, advisors and collaborators with experience in the discovery, development, manufacture and commercialization of cellular therapies.

Our product candidate pipeline

Cancer

We believe that RCTs may have broad therapeutic applicability across a range of both solid and hematological cancers and are developing a pipeline of RCTs that target T cells, NK cells, dendritic cells or combinations thereof that are designed to then lead to the killing of tumor cells. Our RCT oncology pipeline is unique in the field of immuno-oncology as our RCTs are engineered to target cancer in both a non-specific manner (combining T cell agonists and cytokines on the cell surface) for broad immune system stimulation and in an antigen-specific manner with our artificial antigen-presenting cells to generate a tumor antigen-specific response. In addition to investigating the single-agent activity of each RCT product candidate in the clinic, we plan to evaluate our RCTs in combination with other immuno-oncology agents, as well as standard of care therapy (for example, chemotherapy or signaling inhibitors).

Broad Immune System Stimulation: RTX-240 and RTX-224

RTX-240 and RTX-224 are designed to broadly stimulate and expand adaptive and innate immunity to generate an antitumor response, replicating how the immune system naturally functions. RTX-240 and RTX-224 represent two approaches to combination agonist therapy in the clinic.

RTX-240 is designed as a broad immune agonist engineered to express hundreds of thousands of copies of trimeric 4-1BBL and IL-15TP, a fusion of IL-15 and IL-15 receptor alpha, on the red blood cell surface in their native forms. This combination is synergistic and designed to activate and expand both NK cells and CD8+ memory T cells. The potent activation of the NK cell subset by RTX-240 leads to a mechanism of action that may allow the identification of specific tumor types thought to be susceptible to this mechanism, for example, those immunologically “cold” tumors, with low PD-L1 and low MHC class I expression. We expect to utilize the specific biology of both target cells, the NK and T cells, to select appropriate indications for the further development of RTX-240 in both hematologic and solid tumors.

In contrast to RTX-240, RTX-224 has been designed as a broad agonist to primarily activate and expand T cells. It is engineered to express hundreds of thousands of copies of 4-1BBL and IL-12 on the cell surface. IL-12 stimulation of immune cells drives the activation and proliferation of both CD8+ and CD4+ T cells across the subsets, driving Th1 differentiation, and promotes antigen presentation through the effects of IL-12 on the innate immune response. The combination of IL-12 and 4-1-BBL signaling seeks to potently stimulate the proliferation and activation of all subsets of effector T cells, as well as cells of the innate response, while limiting the activation of the regulatory T cell population. Together, we expect these mechanisms to produce a broad and potent antitumor T cell response and innate response and to have activity in those tumor types with known sensitivity to T cell killing, including tumor types with high mutational burden, PD-L1 expression and prior activity of the checkpoint inhibitors.

Each of IL-15 and IL-12 has potentially potent effects that will guide the development plans for RTX-240 and RTX-224. We believe the synergistic activity between the expression of 4-1BBL and these two key cytokines has the potential to provide a number of therapeutic benefits:

●	Improved antitumor activity through broad and sustained activation of specific elements of the immune system: Both RTX-240 and RTX-224 drive robust stimulation of T cells as 4-1BBL and the cytokines (IL-15TP or IL-12) are simultaneously presented in high copy numbers to these immune cells, thereby simulating a potent anti-tumor response. The two cytokines target different cell types and different aspects of the immune system, and these differential activities will guide the development of each agent in the clinic. We believe this synergy between the two signals in both programs has the potential to result in improved outcomes, either as monotherapy or in combination with existing immunomodulatory therapies, such as checkpoint inhibitors. Further, we believe that by demonstrating that RTX-240 and RTX-224 are working as intended to induce antitumor innate and adaptive immune responses, we can unlock the potential of the RED PLATFORM across our pipeline of cancer programs.
●	Prevention or mitigation of resistance to checkpoint inhibitors: Checkpoint inhibitors block suppression of the adaptive immune system in cancer patients, allowing activation of T cells to kill cancer cells. There are several recognized mechanisms of tumor resistance to checkpoint inhibitors including the loss of MHC I expression and low mutational burden and thus low tumor antigen expression that could be addressed by the mechanisms of action of the RCT product candidates. We therefore believe that both RTX-240 and RTX-224, used either alone or in combination with other immunotherapies, could prevent the emergence of, or mitigate, resistance to T cell mediated killing, and these mechanisms could assist in selecting those tumor types most sensitive to each mechanism of action.
●	Clinical potential in tumors that are resistant or refractory to immunotherapy: We believe both RTX-240 and RTX-224 have the potential to provide therapeutic benefits to patients whose disease has progressed on standard immunotherapy approaches, including checkpoint inhibitors. In such patients, we believe that the combination of 4-1BBL and potent cytokine signaling has the potential to promote tumor killing. In addition to the immune effector cell activation effects with these RCTs, the induction of antigen presentation with IL-12 is likely important when addressing tumors that do not respond to existing immunotherapies due to loss of tumor antigens or low mutational burden, where augmenting the specificities of the anti-tumor T cell response is thought to be a key driver of anti-tumor immunity.
●	Tolerability: We expect both RTX-240 and RTX-224 to be confined to the vasculature and the spleen and thus not reach specific organs where agonists have demonstrated toxicity (for example, the liver). We believe this makes these product candidates less likely to have side effects and more likely to have a broad therapeutic window. In contrast, direct systemic administration of cytokines, including IL-15, IL-12 and other interleukins, as well as 4-1BB pathway agonism by monoclonal antibodies, has been limited by safety and tolerability concerns in the clinical development of these approaches, resulting in a narrower therapeutic window. We believe that RTX-240 and RTX-224 may provide greater tolerability with the potential for anti-tumor activity without the toxicities observed with other immune agonists.

We believe that both RTX-240 and RTX-224 provide potentially transformative approaches to treating patients with solid or hematological tumors whose disease responds to immunotherapies, including CAR-T, as well as tumors that are or have become resistant or refractory to immunotherapies, including checkpoint inhibitors. We expect to initially study RTX-240 across a range of solid tumor types and in patients with myeloid diseases, such as acute myeloid leukemia following a hematopoietic stem cell transplant, or HSCT, or in patients ineligible for stem cell transplant. We believe we can expand this indication into patients with myelodysplastic syndrome or multiple myeloma, as these diseases have similar biology and may respond to the NK mechanism of RTX-240. We expect that, given the dual NK and T cell mechanism observed in preclinical studies, the application of RTX-240 will target those tumor types susceptible to the dual mechanism and would be anticipated to have monotherapy activity in such tumor types.

RTX-240 in solid tumors

Current therapies and their limitations

Checkpoint inhibitors, such as anti-programmed death protein 1 antibodies, or anti-PD-1 antibodies, act by inhibiting suppression of the adaptive immune system in cancer patients and have significantly extended survival in multiple solid tumor types, particularly in patients with advanced cancers. The vast potential of checkpoint inhibitors is highlighted by market projections that estimate sales for this class of drugs could reach $50 billion in 2024. Despite the encouraging efficacy of checkpoint inhibition for some patients, overall response rates remain relatively low and range, on average, from 25% to 50%. Unfortunately, even when a patient’s cancer does respond to treatment, the disease often progresses within six to 12 months, depending on the cancer and the therapeutic intervention. Clinicians and biopharmaceutical companies are increasingly evaluating combination therapies to improve response rates and to expand the size of the treatable population. RTX-240 has the potential to overcome resistance to the checkpoint inhibitors, given the biology of the immune stimulation observed with RTX-240.

Preclinical data for RTX-240 in solid tumors

In November 2020, we presented preclinical data for RTX-240 at the Society for Immunotherapy of Cancer’s Annual Meeting, demonstrating the following:

●	RTX-240 promotes the expansion of human NK and CD8+ T cells in vitro and is more effective than the combination of recombinant IL-15 and an anti-4-1BB agonist antibody (4-1BB Ab).

NK CELL NUMBER
PERCENT NKp30+ CELLS
CD8 CELL NUMBER
Number of NK Cells
20,000
15,000
10,000
5,000
0
RCT-CTRL
RTX-240
4-1BB Ab + IL-15
%NKp30+
25
20
15
10
5
0
RCT-CTRL
RTX-240
4-1BB Ab + IL-15
Number of CD8 T Cells
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
RCT-CTRL
RTX-240
4-1BB Ab + IL-15

PBMCs were cultured with control RCT (RCT-CTRL), an RCT engineered to express 4-1BBL or IL-15TP, RTX-240, anti-4-1BB Ab, recombinant IL-15 or anti-4-1BB Ab plus IL-15. Cells were cultured for 8 days without anti-CD3 to measure NK cell numbers or with anti-CD3 to measure CD8+ T cell numbers.

●	mRBC-240, a murine surrogate for RTX-240, consisting of murine red blood cells, or mRBCs, chemically conjugated with 4-1BBL and IL-15TP, promoted significant expansion of CD8+ T cells and NK cells in vivo in a murine model of colorectal cancer (CT26).

Blood samples were obtained from CT26 tumor-bearing mice four days after dosing with control mRBCs (mRBC-CTRL), mRBCs chemically conjugated with either 4-1BBL or IL-15TP (mRBC-4-1BBL and mRBC-15-15TP respectively), mRBC-240, agonist antibody to 4-1BB, or recombinant IL-15. mRBC-240 significantly promoted NK and CD8+ T cell expansion, and proliferation and expression of granzyme B by NK cells. Effects comparable to recombinant IL-15 or anti-4-1BB were seen.

●	mRBC-240 demonstrated potent antitumor activity in a B16F10 melanoma model that was directly correlated with the expansion of terminally differentiated NK cells in the tumors

Mice inoculated with B16F10 melanoma cells were treated with mRBCs chemically conjugated with either 4-1BBL or IL-15TP (mRBC-4-1BBL and mRBC-IL-15TP respectively), mRBC-240, agonist antibody to 4-1BB, or recombinant IL-15 on days 1, 4, and 8 after tumor inoculation. On day 14 we measured lung metastases, spleen weight, and the percentage of terminally differentiated NK cells (CD11b+CD27-KLRG1+) in the lung. mRBC-240 effectively reduced lung metastases without causing the adverse side effect of increasing spleen weight. Increases in differentiated NK cells were seen and this correlated with efficacy.

These data suggest that expressing 4-1BBL and IL-15TP on RTX-240 may provide potent stimulation of these important anti-tumor pathways, while the biodistribution of RTX-240 may widen the therapeutic window for these agonist pathways.

Clinical Development of RTX-240 in solid tumors

We are currently enrolling adult patients in a Phase 1/2 clinical trial evaluating RTX-240 in patients with relapsed/refractory or locally advanced solid tumors. The trial is an open-label, multicenter, multidose, first-in-human dose escalation and expansion study to determine the safety and tolerability, recommended phase 2 dose and optimal dosing interval, pharmacology, and antitumor activity of RTX-240. Primary outcome measures include: (1) safety as measured by incidence of treatment emergent adverse events, or TEAEs; (2) dose limiting toxicities, or DLTs, as determined by incidence and severity of adverse events; (3) pharmacodynamic, or PD, effects which are evaluated through changes in NK and T cell activation state and numbers relative to baseline in both peripheral blood, as well as in on-treatment tumor biopsies; and (4) antitumor activity as measured by objective response rate. Secondary outcome measures include: (1) the pharmacokinetics, or PK, of RTX-240 as measured by the number of RTX-240 cells positive for both 4-1BBL and IL-15 using flow cytometry; (2) determination of immunogenicity of RTX-240 as measured by incidence of antibodies to RTX-240; and (3) antitumor activity of RTX-240 as measured by clinical benefit rate, or CBR, duration of response, or DoR, progression-free survival, or PFS, overall survival, or OS, time to response, or TTR, and time to progression, or TTP. The study will include an expansion phase in specified tumor types during the Phase 2 portion of the solid tumor arm.

As of January 2021, we have completed dosing of 5 adult cohorts (n=14) to date. Trial enrollment continues in additional cohorts. We announced that initial clinical data from the solid tumor trial shows that RTX-240 stimulates innate and adaptive immunity, supporting proof of mechanism. Key observations from initial data include:

●	no treatment-related Grade 3 or Grade 4 adverse events and no dose limiting toxicities observed (n=14);
●	all patients showed activation of NK or T cells or both cell types (n=14); and
●	activation and expansion of both NK cells and T cells was observed in a majority of patients (n=8) across dose levels.

We plan to report additional clinical data in early 2021 and submit the data for presentation at an upcoming scientific conference. The figure below, as of January 11, 2021, summarizes our planned development of RTX-240.

*Exploratory alternative route of administration.

We are planning to evaluate RTX-240 as monotherapy in solid tumors. We expect to utilize the biology of RTX-240 immune stimulation to select appropriate indications for future development. In addition to the solid tumor development, RTX-240 is being pursued as a potential single agent agonist in the setting of myeloid malignancies, including acute myeloid leukemia, where a second Phase 1 trial is ongoing as described further under the heading “RTX-240 - relapsed or refractory acute myeloid leukemia” below.

RTX-240 – relapsed or refractory acute myeloid leukemia

Current therapies and their limitations

Acute myeloid leukemia, or AML, is characterized by the uncontrolled proliferation of myeloid blasts. They replace the bone marrow so that there is minimal production of platelets, red blood cells and neutrophils. It is primarily a disease of the elderly with a median age of diagnosis of 68 years. In 2017, there were more than 20,000 new cases of AML and more than 10,000 deaths caused by AML in the United States.

Standard first-line AML treatment has been unchanged for over 40 years: a regimen of intensive induction and consolidation therapy. Some patients experience remission and then a return of the leukemia, which is referred to as relapsed AML. Refractory AML occurs when patients have received treatment, typically two rounds of chemotherapy, but the disease does not go into remission. The overall outcome for patients with relapsed/refractory AML remains poor, with 5-year overall survival of approximately 10 percent. Limited therapeutic options currently exist for these patients.

Therefore, many younger patients with AML undergo HSCT, which can be curative if the transplant is successful. In 2016, more than 3,500 AML patients underwent allogeneic HSCT in the United States and over 6,200 underwent the procedure in Europe.

Recently, additional therapies have been approved for treatment of AML, such as venetoclax, gemtuzumab ozogamicin, CPX-351, and, for patients with specific mutations, midostaurin and enasidenib. Although these therapies improve response rates and enable more patients to bridge to transplant, overall survival rates remain low.

Preclinical Data for RTX-240 in AML

In November 2020, we presented preclinical data for RTX-240, at the Society for Immunotherapy of Cancer’s Annual Meeting, demonstrating that RTX-240 promotes NK cell killing of a myeloid leukemia cell line. We believe these promising preclinical results may translate into clinical benefit for patients with relapsed/refractory acute myeloid leukemia, where the activation status of the NK cells is linked to clinical outcomes. We observed the following:

●	RTX-240 promoted NK cell-killing of a myeloid leukemia cell line, K562, which was accompanied by increased NK cell degranulation and activation.

Purified NK cells were incubated with RTX-240 overnight and then cultured with K562 cells (a myeloid leukemia cell line). RTX-240 enhanced NK cell activation (CD107a and CD69 expression) resulting in increased killing of the leukemic cells.

●	Additionally, RTX-240 expanded CD56dim NK cells, a cell population with high cytotoxicity.

Purified NK cells were incubated with RTX-240, control cells (RCT-CTRL) or recombinant IL-15 for 8 days. While both recombinant IL-15 and RTX-240 were able to increase the total NK cell numbers, RTX-240 was more effective in expanding CD56dim NK cells, the population of NK cells associated with enhanced cytotoxic potential.

●	Treatment with mRBC-240 did not lead to an increase in spleen weight as opposed to 4-1BB agonistic antibodies and rIL-15.

Clinical development for RTX-240 in AML

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

In addition to the general effects of NK cells in the AML setting, the effectiveness of allogeneic HSCT depends on both the killing of residual tumor by high-dose chemotherapy and on graft versus leukemia effects. NK cells are a critical component of the graft versus leukemia effect. After bone marrow ablation and allogeneic transplantation, NK cells are the first lymphocyte population to recover, but their killing and cytokine-secreting functions are limited when compared to the NK cells of healthy donors. The rate of return and function of NK cells are correlated with treatment outcome post-allogeneic HSCT, so increasing the number and function of NK cells post-allogeneic HSCT to stimulate the graft versus leukemia effect has the potential to increase survival in patients receiving allogeneic HSCT for treatment of AML. As discussed above, 4-1BBL and IL-15TP induce proliferation and maturation of NK cells, supporting the testing of RTX-240 in both the relapsed or refractory transplant-ineligible populations, as well as the post-allogeneic HSCT setting. We believe that RTX-240 has the potential to have effects in AML under both clinical scenarios.

We are dosing patients with relapsed or refractory AML in a Phase 1 arm of RTX-240 which includes patients post-transplant or those who are not eligible for an allogeneic transplant.

The Phase 1 clinical trial is an open-label, multicenter, multidose, first-in-human dose escalation and expansion to determine the safety and tolerability, recommended phase 2 dose and optimal dosing interval, pharmacology, and antitumor activity of RTX-240. Primary outcome measures include: (1) safety as measured by incidence of TEAEs; (2) DLTs as determined by incidence and severity of adverse events; (3) PD effects which are evaluated through changes in NK and T cell numbers relative to baseline; and (4) antitumor activity as measured by overall response rate. Secondary outcome measures include (1) the PK of RTX-240 as measured by the number of RTX-240 cells positive for both 4-1BBL and IL-15 using flow cytometry; (2) determination of immunogenicity of RTX-240 as measured by incidence of antibodies to RTX-240; and (3) antitumor activity of RTX-240 as measured by CBR, DoR, PFS, OS, TTR and TTP.

The figure below, as of January 11, 2021, summarizes our planned development of RTX-240 in relapsed/refractory AML.

RTX-224

As observed in preclinical studies, RTX-224 expresses hundreds of thousands of copies of the costimulatory molecule 4-1BBL and IL-12 to induce innate and adaptive immunity to generate an antitumor response. We believe that RTX-224 has the potential to induce a potent T cell response across both CD8+ and CD4+ T cells and we will therefore target tumors with known sensitivity to this mechanism, including tumor types with high mutational burden, PD-L1 expression and prior activity of the checkpoint inhibitors. In addition, given the effects of IL-12 in the innate response, we believe that RTX-224 has the potential to induce tumor antigen presentation, thus contributing to a broad and effective antitumor immune response.

Preclinical data for RTX-224

RTX-224 has been shown to drive both T cell and NK cell activation and expansion by simultaneously and proximately co-expressing IL-12 and 4-1BBL.

Our in vivo studies of a murine surrogate of RTX-224, mRBC-224, administered subcutaneously in an MC38 colon cancer mouse model provided evidence in support of RTX-224’s immune activation and tumor control. In this model, tumor cells were injected to establish growing tumors and then mice were treated with a control mRBC (mRBC-CTRL) alone, mRBC-224 alone, an anti-PD-1 antibody in combination with mRBC-CTRL, or with mRBC-224 in combination with an anti-PD-1 antibody. mRBC-224 administered as a monotherapy reduced tumor burden in mice compared to those treated with mRBC-CTRL with or without and anti-PD-1 antibody. mRBC-224 administered alone resulted in 5/11 tumor regressions, while mRBC-224 administered in combination with an anti-PD-1 antibody induced 9/11 tumor regressions. These results are depicted below.

Activity of mRBC-224 in an MC38 Colon Cancer Mouse Model

MC38 COLORECTAL CANCER MODEL

Tumor Growth (mm^3)
1500
1000
500
0
0
5
10
15
Time (Days)
CTRL mRBC
CTRL mRBC + a-PD1
mRCT-224
mRCT-224 + a-PD1

mRCT-224 + anti-PD-1 mAb drove deep regressions in 9 of 11 mice

Dugast, et. al., American Association for Cancer Research; Poster #3256, 2019.

In contrast to systemic recombinant IL-12, mRBC-224 resulted in significantly reduced toxicity likely due to the restriction of red blood cells to the vasculature and spleen. Mice treated with mRBC-224 maintained body weight over time, whereas mice administered systemic recombinant IL-12, with or without a 4-1BB agonist antibody, had significant loss of body weight versus controls. mRBC-224 treated mice had no evidence of liver toxicity, as assessed by a lack of increase in serum alanine transaminase and liver weight, compared to mice treated with systemic recombinant IL-12. The charts below summarize these results.

Organ Toxicity in Mice

Dugast, et. al., American Association for Cancer Research; Poster #3256, 2019.

Clinical development for RTX-224

While checkpoint inhibitors have revolutionized cancer treatment, their limitations are becoming increasingly evident. Responses are confined to certain tumor types and only a limited portion of patients are cured. Currently, the challenge in immunotherapy is to induce responses in refractory tumors, as well as to increase the rate and duration of response.

IL-12 is known to drive the activation and proliferation of all subsets of T cells and promote antigen presentation on dendritic cells through the effects of IL-12 on the innate responses. This antigen presentation may enable us to target formerly non-immunogenic tumors by enhancing their immune signature and activating a broader T cell response against the tumor, potentially leading to a more effective immunotherapy approach. Additionally, by stimulating a broad T cell response across both CD8+ and CD4+ T cells, RTX-224 could be combined with checkpoint inhibitors with the potential to both improve and extend responses.

In the future, we are planning to evaluate RTX-224 in solid tumors as monotherapy. We also plan to study RTX-224 in patients whose disease has progressed on checkpoint inhibitor therapy and in indications with limited evidence of activity of checkpoint inhibitor therapy.

Tumor antigen-specific immune stimulation

Current therapies and their limitations

Immuno-oncologists are pursuing multiple approaches to target antigens for the purpose of killing cancer cells. CAR-T cell therapies are an autologous approach that engineers a patient’s own T cells ex vivo to target a specific antigen. However, CAR-T therapies have shown efficacy in a limited number of hematological malignancies, can have significant toxicity and have challenges with manufacturing and scaleup. CAR-NK cells are an alternative approach utilizing the innate killing properties of allogeneic NK cells expressing antigen receptors by companies such as Nkarta Therapeutics. Other companies are using different therapeutic modalities to try to expand the number of T cells targeting a particular antigen in vivo, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy. Despite these multiple approaches, there remains a need for more effective therapies that target cancer, or cancer-associated antigens to unlock the potential of cancer vaccines.

We believe our approach to engineering red blood cells as artificial antigen presenting cells has the potential to represent a significant improvement over previous approaches by increasing the quality and quantity of T cell response through direct antigen presentation, as well as enabling antigen spread to other tumor antigens through broad anti-tumor immune stimulation.

RTX-321 for HPV 16-positive tumors

RTX-321 is an allogeneic aAPC therapy product candidate that is engineered to induce a tumor antigen-specific immune response by expanding tumor antigen-specific T cells. RTX-321 expresses hundreds of thousands of copies of an HPV peptide antigen bound to major histocompatibility complex (MHC) class I proteins, the costimulatory molecule 4-1BBL and the cytokine IL-12 on the cell surface to mimic human T cell-APC interactions.

Preclinical data for RTX-321

In 2020, we presented preclinical data at The American Society of Gene & Cell Therapy Annual Meeting, the Federation of Clinical Immunology Societies (FOCIS) Virtual Annual Meeting and the American Association for Cancer Research (AACR) Tumor Immunology Conference, demonstrating for the first time that RTX-321 has a dual mechanism of action by not only functioning as an antigen-presenting cell to boost HPV 16 antigen-specific T cell responses, but also promoting broad immune system stimulation of both innate and adaptive immunity. The ability to engage both arms of the immune system is expected to provide a robust anti-tumor response by T cells and innate immune cells, making it harder for the tumor to escape by immune evasion. In studies using mRBC-OVA-4-1BBL-IL-12, a murine surrogate for RTX-321, we observed proliferation (indicated by Ki67 expression) of both CD8+ T cells and NK cells in tumors, as well as infiltration of the tumor by antigen-specific T cells producing both IFNg and granzyme B.

This dual mechanism of action is a key part of the development of epitope spreading, suggesting that RTX-321 may induce the expansion of an immune response to secondary epitopes, or antigens, that are not expressed on RTX-321, as well as the development of a potent memory response, potentially enabling the body to remember a cancer’s identity, which is critical to providing long-term protection from recurrence of the tumor. As shown below, in the experiment on the left, animals that were cured of their tumor by mRBC-OVA-4-1BBL-IL-12 were immune to rechallenge with the tumor. On the right, animals that were cured of their tumor by mRBC-OVA-4-1BBL-IL-12 were rechallenged with the tumor lacking the original antigen. Here, 6/7 mice had delayed tumor growth and three were cured, indicating the development of epitope spreading.

Clinical Development for RTX-321

We are screening patients in a Phase 1 clinical trial of RTX-321 for the treatment of patients with HPV 16-positive cancers. HPV 16 is associated with approximately 70% of cervical cancers, approximately 40% of head and neck squamous cell carcinoma, or HNSCC, arising in the oropharynx, approximately 25% to 40% of HNSCC arising in other locations and approximately 80% to 85% of anal cancers. A critical need exists for better treatment options for advanced HPV 16-positive cancers. The prognosis remains poor for patients with metastatic disease with few treatment options beyond the first-line setting.

The RTX-321 Phase 1 clinical trial is an open-label, multicenter, multiple-ascending dose, first-in-human study of RTX-321 for the treatment of adult patients with HPV 16-positive cancers. Patients eligible for this study include those that are HLA-A*02:01 positive with persistent, recurrent, or metastatic, unresectable, HPV 16-positive cancers, including unresectable cervical cancer (squamous, adeno, or adenosquamous histology), HNSCC or squamous cell cancer of the anal canal that is not amenable to curative therapy. The purpose of the trial is to determine the safety and tolerability, recommended phase 2 dose and pharmacology, and antitumor activity of RTX-321. Prior to study screening, all patients must be confirmed to be HLA-A*02:01 positive. Documentation of an HPV 16-positive tumor is required at prescreening for patients with cervical cancer and HNSCC. The study will include a monotherapy dose escalation phase followed by an expansion phase.

The primary outcome measures are safety as measured by incidence of TEAEs and DLTs as determined by incidence of severity of adverse events. Secondary outcome measures include 1) PDs, which are measured through changes in immune cell populations in the periphery relative to baseline; 2) PKs as measured by detection of the number of RTX-321 cells using flow cytometry; and 3) antitumor activity of RTX-321 as measured by PFS and overall response rate.

The figure below, as of January 11, 2021, summarizes our planned development of RTX-321 for the treatment of patients with HPV 16-positive cancers.

Further development of RTX-321 will investigate the efficacy of RTX-321 in the specific patient populations studied in the Phase 1 trial, including HPV 16-positive HNSCC and cervical cancer. In the setting of anal cancer, it is anticipated that the assessment of HPV 16 status could be foregone with the rate of positivity in the population exceeding 80%. Future development of RTX-321 will be conducted in specific populations, including the three diseases included in the Phase 1 trial (HNSCC, cervical cancer and anal cancer), as well as other rarer cancer populations with association with the HPV 16 virus, including penile, endometrial and vulvar cancers.

Autoimmune diseases

RCT product candidates for the induction of antigen-specific tolerance

Current therapies and their limitations

Over the past two decades, considerable progress has been made in the treatment of a range of autoimmune disorders with many patients enjoying an improvement in quality of life as a result. Despite their success, current therapeutic approaches to autoimmune diseases are non-specifically immunosuppressive and expose patients to an increased risk of opportunistic infection and hematological cancers, as is the case with calcineurin inhibitors, JAK inhibitors and anti-TNF antibodies. In up to one third of cases, patients with autoimmune diseases fail to respond to treatment, and even with most responding patients, the disease ultimately loses responsiveness over time.

While the triggers of most autoimmune diseases remain unknown, it is generally understood that disease is the result of a loss of tolerance to one’s own cells. The accepted model of disease assumes a genetic susceptibility triggered by an environmental event, which leads to a breakdown of T cell-mediated immune regulation. In principle, restoration of peripheral tolerance should provide patients with a partial response or a complete cure.

A range of competitive approaches to peripheral tolerance restoration have been investigated over the last few decades. These include the oral administration and direct injection of a protein or peptide with or without immunosuppression, the creation of peptide bearing nanoparticles and the adoptive transfer of engineered regulatory T cells. Thus far, these approaches have not proven to be successful in late-stage clinical trials, but the field continues to progress. Direct administration of peptides and nanoparticles suffer biodistribution, stability, presentation and orientation challenges which limit the effectiveness of cell-cell signaling. To date, adoptive transfer approaches are all autologous and are hampered by some of the same handling and scalability issues that limit the application of other cellular therapies. By contrast, we believe presentation of antigens in or on RCTs by antigen presenting cells in the liver recapitulates the normal process of self/non-self recognition training that would lead to tolerance induction. When compared with contemporary and historical approaches of tolerance induction, RCTs could represent a clinically meaningful step forward.

Tolerance Induction

We engineer our RCTs to express specific autoimmune disease-associated antigens either within the cell or on the cell surface to take advantage of how the body normally maintains self-tolerance, thereby retraining the immune system to no longer see self-antigens as foreign.

In addition, we have the ability to express immune modulating cytokines, enzymes or inhibitory signals, which may have the potential to enhance the tolerogenic effects of our RCTs.

We believe RCTs can be designed to more specifically modulate complex counter-regulatory immune responses and enable greater efficacy with lower toxicity, potentially providing treatments for a number of diseases, and, in some cases, potentially even cures.

We continue to advance our preclinical-stage autoimmune program in Type I diabetes.

Manufacturing

We have industrialized the production of RCTs by developing and scaling up a manufacturing process by which hematopoietic progenitor cells are expanded, then genetically engineered and subsequently differentiated and matured into enucleated RCTs that express biotherapeutic proteins within the cell or on the cell surface. The RED PLATFORM allows us to generate a wide variety of allogeneic, ready-to-use RCT product candidates with a universal and proprietary process through the following steps:

(1)	Donors are screened for infectious diseases according to regulatory guidelines and are typed for major blood group antigens. O negative blood donors are selected and administered granulocyte colony stimulating factor to mobilize their bone marrow.
(2)	CD34+ hematopoietic precursor cells are isolated from universal donor blood, collected by apheresis and purified.
(3)	These precursor cells are transduced using a lentiviral vector encoding one or more chosen biotherapeutic proteins.
(4)	The cells are then exposed to a defined media formulation in a bioreactor to promote further expansion and differentiation until they mature into enucleated reticulocytes. At this stage, the enucleated reticulocytes are RCTs that express one or more biotherapeutic proteins in the cytosol or on the cell surface.
(5)	For RTX-240, the RCTs are purified, formulated and stored at 4°C. For RTX-321, bulk drug substance is frozen before formulation. Frozen drug substance can be thawed and formulated ‘on demand’ in aliquots, and placed in vials.

A single donor is expected to allow us to manufacture up to thousands of doses when we reach full manufacturing capacity. With approximately 7% of the U.S. population having an O negative blood type, we believe that there is ample supply of CD34+ hematopoietic precursor cells needed to produce our RCTs. Additionally, due to the inherent properties of RBCs, RCTs can be manufactured in large bioreactors using our proprietary manufacturing processes, which could result in the cost of goods sold being significantly lower than other cellular therapies.

In connection with our IND applications for RTX-240 and RTX-321, the FDA has reviewed our established manufacturing process capable of producing product candidates for clinical use in accordance with cGMP operations. We expect to be able to use the same or similar manufacturing processes for all our future RCT product candidates, which would enable us to bring RCTs into clinical development in an accelerated manner.

Based on our expertise in red blood cell biology and advice from leading hematologists and blood transfusion experts, we have developed RCT product release criteria to determine the purity, viability, red blood cell identity and potency of each RCT batch. These release criteria have been reviewed and accepted for clinical use by the FDA.

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

Expanding our manufacturing capacity and supply chain

To enable us to produce consistent and reproducible product at greater scale, in July 2018, we acquired and began renovating a 135,000 square foot cGMP manufacturing facility in Smithfield, RI. This manufacturing facility has been operational since January 2020 and is currently providing cGMP clinical supply for our ongoing RTX-240 and RTX-321 clinical trials.

During 2020, the site achieved the following milestones:

●	increased productivity in manufacturing of cGMP supply of RTX-240 in 50L bioreactors;
●	increased RTX-240 liquid in-vial shelf life from 28 to 52 days;
●	for RTX-240, continuously met red blood cell identity (CD233+, mean corpuscular hemoglobin, purity, enucleation cell population) and target product profile criteria (protein expression, cell viability) for clinical supply lots; and
●	introduced frozen drug substance for the first time as part of the IND application for RTX-321, resulting in a truly off-the-shelf cellular therapy candidate with a potential shelf life of up to several years. Following liquid reformulation, RTX-321 drug product has an in-vial shelf life of 52 days.

We have the potential to significantly expand our manufacturing capabilities in Smithfield, RI and plan to stage additional investments based on future supply needs. Accordingly, we expect this facility to be able to provide cGMP clinical supply for future clinical trials, as well as commercial product if regulatory approval is received.

Suppliers

We have entered into agreements with a supplier of cGMP grade plasmids for lentiviral production, as well as a supplier of lentiviral vector. We have secured cGMP lentiviral vector production slots in support of our ongoing RTX-240 and RTX-321 clinical trials, and we are continually securing additional lentiviral production slots for the additional RCT product candidates that are projected to enter clinical trials.

Intellectual property

We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of engineered red blood cell therapeutics. We additionally rely on data exclusivity, market exclusivity and patent term extensions when available and plan to seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and possess substantial know-how and trade secrets relating to our proprietary product candidates, technology and platform, including related manufacturing processes and technology. As for our product candidates, platform, and the processes we develop and commercialize, in the normal course of business, we pursue, as appropriate, patent protection or trade secret protection relating to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. As of January 31, 2021, our patent portfolio consists of 29 patent families (not including provisional applications), including 14 issued U.S. patents, 42 owned or in-licensed pending U.S. utility patent applications, and more than 130 owned or in-licensed pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty, or PCT, applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our product candidates and certain aspects of our RED PLATFORM and our manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below.

Disease-related intellectual property

The disease-related patent rights in our intellectual property portfolio relate to pathological conditions and disorders and provide coverage for RCT product candidates to specifically address those conditions and the associated disease states. The disease-related patent applications for our lead programs include those described below. Each of the disease-related patent rights and applications described below are owned by us and are not licensed from any third party:

RTX-240 and RTX-224 for certain oncology indications

We have developed RTX-240, an RCT product candidate that is engineered to express 4-1BBL and IL-15TP (a fusion of the cytokine IL-15 and IL-15 receptor alpha), for the treatment of patients suffering from hematological or solid cancers that have lost response to conventional therapies, including anti-PD-1 therapies or other immune-oncology therapies, and to prevent the emergence of resistance to checkpoint inhibitors and other immune-oncology therapies. RTX-240 induces the proliferation and activation of two key target cells, the NK cell and CD8+ memory T cell. Our development strategy for RTX-240 is focused on identifying those patient populations where the tumor would be susceptible to such a mechanism utilizing the biology of the NK response, as well as the memory T cells.

We have developed RTX-224, an RCT product candidate that is engineered to co-express 4-1BBL and IL-12, for the treatment of patients suffering from solid tumors where a T cell mechanism of action is critical. The introduction of membrane-bound IL-12 is thought to have very broad T cell-based activation, including all subsets of CD8+ and CD4+ T cells, while sparing the induction of the CD4+ regulatory T cells.

●	This aspect of our patent portfolio relates to RCTs that express 4-1BBL, RCTs that express IL-15 or IL-15TP, RCTs that express IL-12, RCTs that co-express 4-1BBL and IL-15TP, RCTs that co-express 4-1BBL and IL-12, methods of activating CD8+ T cells and NK cells, methods of treating cancer, methods of making RCTs that express 4-1BBL and IL-15TP, including RTX-240, and methods of making RCTs that express 4-1BBL and IL-12, including RTX-224.
●	As of January 31, 2021, the patent rights relating to this technology includes four issued U.S. patents, two pending U.S. utility patent applications, and 25 pending foreign patent applications derived from National Stage entries, relating to RCT compositions of matter, methods of activating immune cells, methods of treatment, and methods of making RTX-240 and RTX-224. We expect the issued patents and patent applications in this portfolio, if issued, to expire between 2037 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

RTX-321, an artificial antigen presenting cell for the treatment of HPV-positive tumors

We have developed RTX-321, an artificial antigen presenting cell RCT, that is engineered to express an HPV peptide antigen bound to MHC I, 4-1BBL and IL-12 on the cell surface to mimic human T cell-APC interactions. RTX-321 is in development for the treatment of HPV-positive tumors.

●	This aspect of our patent portfolio relates to RCTs that express 4-1BBL, RCTs that express IL-12, RCTs that co-express 4-1BBL and IL-12, RCTs that express an HPV peptide antigen bound to MHC I, 4-1BBL, and IL-12, methods of treating cancer, and methods of making RCTs that express an HPV peptide antigen bound to MHC I, 4-1BBL and/or IL-12, including RTX-321.
●	As of January 31, 2021, the patent rights relating to this technology includes three issued U.S. patents, two pending U.S. patent applications, and 36 pending foreign patent applications derived from National Stage entries, relating to RCT compositions of matter, methods of treatment and methods of making RTX-321. We expect the issued patents and patent applications in this portfolio, if issued, to expire between 2037 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

Additional oncology intellectual property

We own disease-related patent applications directed to RCTs for use in oncology, including immuno-oncology. These patent applications relate to RCT compositions that comprise a variety of agents, including anti-tumor antibodies, tumor starvation enzymes, pro-apoptotic proteins, costimulatory molecules, immune checkpoint inhibitors, tumor antigens, MHC molecules and numerous combinations thereof. These patent applications also cover the use of RCTs to treat cancer, including lung cancer, melanoma, renal cancer, bladder cancer, gastric cancer, squamous cell carcinoma, Hodgkin lymphoma, hepatocellular carcinoma, Merkel cell carcinoma, colorectal cancer, and acute myeloid leukemia, as well as various relapsed or refractory cancers.

We expect the patent applications in this portfolio, if issued, to expire between 2034 and 2040, without taking into account any patent term adjustments or extensions we may obtain.

Autoimmune disease intellectual property

We own disease-related patent applications directed to RCTs for use in treating autoimmune diseases. These patent applications relate to RCT compositions having autoimmune antigens, anti-cytokine antibodies, agents for cleaving autoimmune antibodies and numerous combinations thereof. The RCTs covered by these patent applications operate through various mechanisms, including through induction of tolerance to self-antigens, clearance of autoimmune antibodies from the bloodstream, clearance of cytokines from the bloodstream and inactivation of autoimmune antibodies. The patent applications also cover the use of these RCTs to treat a number of diseases, such as Type 1 diabetes, membranous nephropathy, autoimmune hepatitis, myasthenia gravis, celiac disease and neuromyelitis optica.

We expect the patent applications in this portfolio, if issued, to expire between 2034 and 2040, without taking into account any patent term adjustments or extensions we may obtain.

Cardio-metabolic disorders intellectual property

We own disease-related patent applications directed to RCT compositions and their use in treating cardiac disorders and metabolic disorders, including diabetes, obesity heart failure, atherosclerosis and hemophilia. We expect the patent applications in this portfolio, if issued, to expire in 2037, without taking into account any patent term adjustments or extensions we may obtain.

Infectious disease intellectual property

We own disease-related patent applications directed to RCT compositions and their use in treating infectious diseases, such as a viral infection (e.g., cytomegalovirus or HIV) or a bacterial infection (e.g., bacteremia). We expect the patent applications in this portfolio, if issued, to expire between 2034 and 2040 without taking into account any patent term adjustments or extensions we may obtain.

Platform-related intellectual property

In addition to the disease-related intellectual property, our intellectual property portfolio also includes know-how and patent applications directed to the RED PLATFORM and other technologies developed internally and exclusively in-licensed from the Whitehead Institute for Biomedical Research, or WIBR, that relate to the engineering and culturing of RCTs. Exemplary platform technologies that are the subject of such patent applications include:

●	methods related to the in vitro production of enucleated red blood cells;
●	gene editing and transcriptional modulation systems for engineering RCTs;
●	targeted lipid nanoparticle compositions and RNA delivery techniques;
●	amplifiable nucleic acid constructs for optimizing protein production;
●	methods for chemically conjugating biotherapeutic proteins to cell surfaces; and
●	methods for increasing percent enucleation during RCT production.

These platform technologies, and our intellectual property protection related thereto, are broadly applicable to our RCT product candidates.

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in additional jurisdictions where we believe such foreign filing is likely to be beneficial, including but not limited to Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, and Japan.

Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Trademark protection

As of January 31, 2021, our trademark portfolio contains approximately 59 registrations and pending applications. For the RUBIUS THERAPEUTICS mark, we have issued registrations in the U.S., Argentina, Canada, Brazil, the United Kingdom, and Hong Kong, and an International Registration designating Australia, China, the E.U., India, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, the Philippines, Russia, Singapore, South Korea, and Switzerland. The RUBIUS THERAPEUTICS mark is still pending in Mexico only; it is registered in all other listed countries. In addition, we have two U.S. trademark registrations for the RUBIUS mark. For the RCT mark, we have a pending U.S. application, as well as an International Registration designating China, the E.U., India, and Japan. Under this International Registration, the mark is registered in all listed countries. In addition, we have issued registrations for the RCT mark in the United Kingdom and Canada. We also have a pending U.S. application and an issued U.S. registration for the RED CELL THERAPEUTICS mark, as well as an International Registration designating Japan. Under this International Registration, the mark is registered in Japan. In addition, we have a pending application in Singapore for the RED CELL THERAPEUTICS mark. We have issued registrations for the RED PLATFORM mark in the U.S. and the United Kingdom, as well as an International Registration designating China, the E.U., India, Japan and Russia. Under this International Registration, the mark is registered in all listed countries. In addition, we have a registration for this mark in Canada. We have issued registrations for the REALIZING THE POWER OF RED mark in the U.S. and the United Kingdom, as well as an International Registration designating Canada, China, the E.U., India, Japan, and Russia. Under this International Registration, the mark is pending in Canada only and is registered in all other listed countries. Finally, we have a U.S. registration for the RTX mark.

Trade secrets

We may also rely, in some circumstances, on trade secrets to protect our technology and aspects of our platform. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk factors—Risks related to intellectual property.”

Licenses

In January 2016, we entered into an exclusive license with WIBR that grants us an exclusive, worldwide, sublicensable license under patent rights comprising two patent families to research, develop, make and commercialize products and processes covered by such patent rights for all uses, or the WIBR License. The WIBR License was amended in December 2017 to grant us an exclusive license to the commercialization rights under a third patent family jointly owned by WIBR and Tufts University, or Tufts. The WIBR License was amended in July 2018 to grant us an exclusive license to the commercialization rights under a fourth patent family owned by WIBR. As of January 31, 2021, the patent portfolio licensed from WIBR includes two issued U.S. patents, and over 15 pending U.S. and foreign patent applications and issued foreign patents. We expect these WIBR-licensed patent applications, if issued, to expire between 2034 and 2038, without taking into account any patent term adjustments or extensions that may be obtained.

The patent rights licensed to us under the WIBR License are directed, in part, to the in vitro production of RBCs and the use of the enzyme sortase to conjugate a protein of interest to the cell surface. We have certain diligence obligations under the WIBR License, which include using commercially reasonable efforts to develop and commercialize any products under the patents and achieving certain milestones as further described in the WIBR License. Additionally, under certain circumstances, we may in the future be obligated to negotiate in good faith field-limited, non-exclusive sublicenses to allow third parties to exploit the patent rights licensed to us under the WIBR License to develop and commercialize products that are not competitive with our products or product candidates.

WIBR retains the right with respect to all four patent families licensed to us to (i) practice the patent rights licensed under the agreement for research, teaching and educational purposes, including sponsored research and collaboration, and (ii) grant non-exclusive licenses to academic and not-for-profit research institutes to practice under the patent rights for research, teaching and educational purposes (excluding sponsored research), while Tufts retains such rights only with respect to the patent family that it co-owns. Pursuant to a Defense Advanced Research Projects Agency agreement between WIBR and a global biopharmaceutical company, the biopharmaceutical company funded research resulting in one of the licensed patent families and WIBR granted the biopharmaceutical company the right to retain a worldwide, irrevocable, non-exclusive, royalty-free right to use this patent family for research and development purposes. In addition, under the WIBR agreement, the U.S. federal government retains a royalty-free, non-exclusive, non-transferable license to practice any government-funded invention claimed in the patent rights, as set forth in 35 U.S.C. §§ 201-211 and Executive Order 12591.

As partial consideration for the license, we issued 366,667 shares of our common stock to WIBR. In addition, we paid WIBR an upfront payment and are required to pay annual license maintenance fees, creditable against royalties and milestone payments. We are obligated to pay to WIBR low single-digit royalties based on annual net sales by us, our affiliates and our sublicensees of licensed products and licensed services that are covered by a valid claim of the licensed patent rights at the time and in the country of sale. On a country-by-country basis, upon expiration of the last valid claim of the licensed patent rights covering such licensed product or licensed service in such country, our license becomes royalty-free, perpetual and irrevocable with respect to such country. Based on the progress we make in the advancement of products covered by the licensed patent rights, we are required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, we are required to pay to WIBR a percentage of the non-royalty payments that we receive from sublicensees of the patent rights licensed to us by WIBR. This percentage varies from low single digits to low double digits and will be based upon the clinical stage of the product at the time of the sublicense.

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

Competition

In addition to the product specific competitors for each of the initial targets we are pursuing that are described elsewhere in this Annual Report, we have identified at least two companies that are leveraging the RBC as a platform: Erytech Pharma SA and SQZ Biotechnologies Company.

Erytech Pharma SA is using reversible hypotonic and hypertonic osmotic stress to encapsulate drug substances inside of red blood cells to create product candidates for use in cancer and orphan diseases.

SQZ Biotechnologies Company is pursuing applications in cancer, infectious diseases and autoimmune diseases using a variety of cell-based approaches, including red blood cells. The company’s red blood cell approach for cancer is to deliver antigens, as well as adjuvants inside of red blood cells to drive an immune response against target antigens. For autoimmune diseases, SQZ delivers antigens inside of red blood cells to be processed and induce tolerance.

Erytech Pharma SA and SQZ Biotechnologies Company are both developing product candidates using red blood cells loaded with agents inside the cells. In contrast, our flexible RED PLATFORM allows for expression of multiple proteins, for example, cytokines and other agents, inside or on the cell surface of red blood cells.

Outside of RBC-based competition, there are a number of companies competing in our target therapeutic areas. Within oncology, multiple large and small companies are developing novel immune stimulatory agents, such as Nektar Therapeutics, which is developing a polymer-conjugated IL-15, and Genmab, which is developing a bispecific antibody targeting PD-L1 and 4-1BB. Others are developing activated and engineered NK cell product candidates as cancer therapeutics against both hematologic and solid tumor malignancies, such as Fate Therapeutics. Many companies are developing therapies to generate antigen-specific immune responses against HPV-positive cancers, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy. Finally, multiple companies are developing novel approaches to restore immune tolerance, such as Anokion SA, which is developing engineered proteins for celiac disease, Type 1 diabetes and multiple sclerosis.

In addition to the companies described above, we anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Amgen, Inc., F. Hoffman-La Roche AG (Roche), Johnson & Johnson, and Pfizer, Inc.

Government regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as RTX-240 and RTX-321, and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. biological product development

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and regulations thereunder. Biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products must be approved by the FDA through the biologics license application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	submission to the FDA of a BLA;
●	a determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements and, if applicable, current good tissue practices, or cGTP, to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
●	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biological product in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for RTX-240, RTX-321 and any future product candidates will be granted on a timely basis, or at all.

Preclinical studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess safety and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety and toxicology studies.

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold before such time. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. If the FDA’s concerns are not resolved, submission of an IND may result in the FDA not allowing clinical trials to commence.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Each clinical trial of investigational cell and gene therapies must be reviewed and approved by the Institutional Biosafety Committee, or IBC, for each clinical site. IBCs were established under the National Institute of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules to provide local review and oversight of nearly all forms of research utilizing recombinant or synthetic nucleic acid molecules. In its review, the IBC assesses biosafety issues, specifically, safety practices and containment procedures, related to the investigational product and clinical study. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Such trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC, and other relevant approvals are in place can these protocols proceed. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.
●	Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit and risk relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and companies must develop methods for testing the identity, strength, quality and purity of the final product, among other things. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

BLA and FDA review process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, a request for approval to market the biological product for one or more specified indications, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through December 31, 2020, the user fee for an application requiring clinical data, such as a BLA, is $2,942,965. The sponsor of an approved BLA is also subject to an annual prescription drug program fee, which for fiscal year 2020 is $332,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by the FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements and, if applicable, cGTP requirements. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their products with the FDA and, when applicable, to evaluate donors through screening and testing. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP and cGTP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data as part of the review process, which could result in extensive discussions between the FDA and the applicant during the process.

After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes all of the specific deficiencies in the BLA identified by the FDA. The CRL may require additional clinical data, additional pivotal Phase 3 clinical trial(s) or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies or surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances. A product will not be considered the “same drug” if it is clinically superior to a product that has orphan drug exclusivity. Moreover, competitors may receive approval of either a different product for the same indication or the same product for a different indication, but which could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity.

Expedited development and review programs

The FDA has several programs that are intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive interaction and guidance from the FDA. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Regenerative medicine advanced therapy designation

As part of the 21st Century Cures Act, Congress amended the FDCA to create an accelerated approval pathway for certain regenerative medicine therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine therapies do not include those human cells, tissues and cellular and tissue-based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. The program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition.

A sponsor may request that the FDA designate a drug as an RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the product has the potential to address unmet medical needs for a serious or life-threatening disease or condition. The FDA generally expects preliminary clinical evidence to be obtained from clinical investigations specifically conducted to assess the effects of the therapy on a serious condition, which could include well-designed retrospective studies or clinical case series, as appropriate, but the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over existing therapies. Advantages of RMAT designation include all of the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA. In addition, a product that receives RMAT designation may be eligible for priority review, and the FDA may grant accelerated approval to products that have RMAT designation based on (1) previously agreed-upon surrogate or intermediate endpoints that are reasonably likely to predict long-term clinical benefit; or (2) reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. Another benefit of RMAT designation is that may enable to the sponsor to meet post-approval requirements beyond the completion of traditional confirmatory clinical trials. The FDA has indicated that post-approval requirements for RMATs receiving accelerated approval can potentially be met through:

●	clinical evidence, clinical studies, patient registries or other sources of real-world evidence, such as electronic health records;
●	the collection of larger confirmatory data sets; or
●	post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

As with breakthrough designation, an RMAT designation is not the same as an approval and does not change the statutory standards for demonstration of safety and effectiveness needed for marketing approval.

Pediatric information

Under the Pediatric Research Equity Act, certain BLAs and certain supplements to a BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The initial PSP must include an outline of the pediatric trial or trials that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early-phase clinical trials and/or other clinical development programs.

Post-marketing requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that biological products be manufactured in specific approved facilities and in accordance with cGMP regulations and, in some cases, cGTP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP and cGTP regulations. These manufacturers must comply with cGMP and cGTP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP or cGTP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and, if applicable, cGTP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP and cGTP compliance. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and, if applicable, cGTP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of RTX-240 and RTX-321 and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-

Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four- and twelve-year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

European Union drug development

In the E.U., our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the E.U. are subject to significant regulatory controls. Although the E.U. Clinical Trials Directive 2001/20/EC has sought to harmonize the E.U. clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the E.U., the E.U. Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the E.U. countries where the trial is to be conducted by two distinct bodies: the National Competent Authority and one or more Ethics Committees.

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

European Union drug marketing

Much like the Anti-Kickback Statute prohibition in the United States discussed below, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of E.U. Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

●	The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the E.U.
●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member

States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union new chemical entity exclusivity

In the E.U., new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the E.U. from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

European Union orphan drug designation and exclusivity

In the E.U., the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the E.U. community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

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

European data collection

The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, in the E.U. is governed by, as of May 2018, the General Data Protection Regulation, or the GDPR. The GDPR imposes strict rules on the transfer of personal data out of the EEA to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the E.U. Member States may result in fines and other administrative penalties. The GDPR introduces data protection requirements in the E.U. and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognised by the EU’s GDPR, has been put in place. However, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a six-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

For more information related to GDPR, please see “Risk Factors—Risks related to government regulation—European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.”

Rest of the world regulation

For other countries outside of the E.U., U.K. and the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford many treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

In the United States, the important decisions about reimbursement for new drug and biologic products are made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as well as major health insurers. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug and biologic products exists among third-party payors and coverage and reimbursement levels for drug and biologic products can differ significantly from payor to payor. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug and biologic benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs and biologics. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs and biologics, and each drug plan can develop its own formulary that identifies which drugs and biologics it will cover, and at what tier or level. However, Part D prescription drug formularies must include products within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs and biologics in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs and biologics may increase demand for products for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change instituted by CMS under the 340B program. The HHS appealed the lower court’s decision to the D.C. Circuit Court of Appeals on July 15, 2019. On July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by HHS, the Agency for Healthcare Research and Quality and the NIH, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

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

Other healthcare laws

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians may expose a pharmaceutical or biologics manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency and patient data privacy and security laws and regulations, including but not limited to those described below:

●	the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party acting on its behalf) to knowingly and willfully solicit receive, offer, provide or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward either referrals of individuals for, or the purchase, recommendation, arrangement, order or prescription of any good or service, including any particular drug, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violation of the statute does not require actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false, fictitious or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
●	the federal anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
●	analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical and biologics manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, individual imprisonment, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our ability to operate our business. In addition, commercialization of any of our products outside the United States will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. With the implementation of the ACA ongoing, the law is likely to continue the trend of downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. Both new legislative reforms, as well as actions taken by the Biden administration, could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

The Bipartisan Budget Act of 2018 also amends the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” which will shift costs for name brand drugs away from Part D participants back to the manufacturers, which could have a negative effect on our profits in the event any of our products receive FDA approval and CMS reimbursement. Similarly, CMS recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS has finalized a rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was became effective January 1, 2019.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Legislative and regulatory proposals, and enactment of laws, at the foreign, federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future.

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

Human Capital Resources

As of January 31, 2021, we had 204 full-time employees, all of whom are in the United States, and 165 of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be positive.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing leadership development programs. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the years ended December 31, 2020 and 2019, we reported net losses of $167.7 million and $163.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $480.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

●	conduct clinical trials for our product candidates and if we experience any delays, setbacks or disruptions to our preclinical studies, clinical trials or our clinical supply due to the COVID-19 pandemic;

●	further develop our RED PLATFORM;

●	continue to discover and develop additional product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific, manufacturing and commercial personnel;

●	expand in-house manufacturing capabilities, including through the renovation, customization and operation of our manufacturing facility purchased in 2018;

●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

●	acquire or in-license other product candidates and technologies;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

●	add operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as any additional infrastructure necessary to function as a public company.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of December 31, 2020, we had $176.3 million of cash, cash equivalents and investments. Before consideration of management’s plans described below, based on our current operating plan, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments into the first quarter of 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we are unable to obtain funding, we will implement an operating plan that scales back our operations and focuses our available capital on a reduced number of activities and programs, which we believe will enable the continued advancement of certain of our research and development programs and the preservation of our technology platform. These actions could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. After considering management’s plans described above, we have the ability to fund our operating costs and working capital needs into the middle of 2022.

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

We have an effective shelf registration statement on Form S-3 (Registration No. 333-232955), or the S-3 Registration Statement, on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $450.0 million (as of December 31, 2020) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the S-3 Registration Statement could result in dilution of our stockholders and could have a negative impact on our stock price.

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

In December 2018, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto, or the Collateral Agent, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of December 31, 2020, we have borrowed $75.0 million.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, since the beginning of January 2020, the coronavirus pandemic has caused disruption in the financial markets both globally and in the United States. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to negatively impact economic activities in many countries, including the United States. The spread of the coronavirus could have a negative material impact on our business, prospects, financial condition and results of operations of the Company.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. The transition period during which European Union pharmaceutical law remained applicable to the United Kingdom ended on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to drugs and the approval of drug candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal will affect us. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

As of December 31, 2020, we had cash, cash equivalents and investments of $176.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since December 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our business. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

The amount of and our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations and uncertainty.

As of December 31, 2020, we had federal and state net operating loss, or NOL, carryforwards of $357.3 million and $360.1 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $320.1 million which carryforward indefinitely. The state NOLs expire at various dates through 2040. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $15.3 million and $9.0 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively.

Federal NOLs generated in taxable years after December 31, 2017 generally may not be carried back to prior taxable years, and while such federal NOLs generated in taxable years beginning after December 31, 2017 will not be subject to expiration, the deduction for such NOL in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. However, the Coronavirus Aid, Relief and Economic Security Act repeals the 80% limitation on the utilization of such federal NOLs generated in taxable years beginning after December 31, 2017 and beginning before January 1, 2021 and allows for federal NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five taxable years preceding the taxable year in which the loss arises. It is uncertain whether this change in law temporarily allowing for the carryback of federal NOLs will produce any material benefit for our business.

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits, or NOLs or credits (including federal research and development tax credits), to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our recent private placements, IPO and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize our NOLs and our credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under this section captioned “Risk factors—Risks related to our financial condition and capital requirements,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

Risks related to future performance

We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

We are early in our development efforts, with our lead oncology product candidate, RTX-240, in its first clinical trial and RTX-321, our aAPC therapy product candidate, currently screening patients for its first clinical trial. We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-321 and others that may be selected from our preclinical programs. We are currently dosing patients in the ongoing Phase 1/2 trial of RTX-240 in advanced solid tumors and the Phase 1 trial of RTX-240 in relapsed/refractory AML and screening patients in the Phase 1 trial of RTX-321 for the treatment of advanced human papillomavirus (HPV) 16-positive cancers. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240 and RTX-321, as our first oncology clinical program, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

All of our product candidates are in the early stages of development and will require additional nonclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because RTX-240 and RTX-321 are our most advanced current product candidates, if RTX-240 or RTX-321 encounters safety, efficacy, supply or manufacturing problems, developmental or unexpected delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

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

Our RCT technology is relatively new and no products based on genetically engineered red blood cells have been approved to date in the United States or the European Union. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not completed clinical trials, we have not yet been able to meaningfully assess safety in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, cellular therapies, such as our RCT product candidates, have a limited circulating time in animals as they are recognized as foreign by the host animal and therefore cleared by the complement-mediated reticuloendothelial system, which limits the safety and toxicology assessments that we can conduct in preclinical species. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our RED PLATFORM, or any similar or competitive cellular technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our RED PLATFORM or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. No products based on genetically engineered red blood cells have been approved to date by regulators. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or other regions of the world or how long it will take to commercialize our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Regulatory authorities in different jurisdictions do not always agree on required nonclinical or clinical data or other requirements for product development and approval and may provide contradictory guidance, thus potentially further complicating or delaying product development or approval. Delays as a result of impacts from the COVID-19 pandemic, including any impacts to our clinical supply chain, an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

We may experience delays in completing our preclinical or nonclinical testing and studies and initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of any product candidates may fail to show safety, purity or potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, such as bridging studies, or revise our trial design or testing protocols, which could adversely affect the approvability and commercial viability of our product candidates, or we may decide to abandon product development programs;
●	the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, including for example in our Phase 1b trial for our discontinued product candidate, RTX-134, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate, and patient enrollment and participation may be affected by the ongoing COVID-19 pandemic;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be untimely, insufficient or inadequate or may experience interruptions or delays, including on account of the COVID-19 pandemic and the U.S. government’s utilization of its Defense Production Act authorities and the resulting impact on the biologic supply chain;
●	RCTs may circulate longer or shorter in humans than anticipated;

●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;
●	unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19, in or around the cities and countries in which we conduct our clinical trials or where our third-party contractors operate; and
●	the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial and, as seen with gene therapies, could impose long-term safety follow-up for any of our clinical trials.

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

Additionally, some of the clinical trials we conduct may be open-label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our studies of both RTX-240 and RTX-321 include an open-label dosing design, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

All but two of our current product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Our RCTs are produced from O negative donor blood stem cells and we believe can therefore be used as allogeneic therapies in approximately 95% of patients. However, following repeated dosing, some patients may develop antibodies to blood antigens on our RCTs. These antibodies could reduce the efficacy of our RCTs or result in undesirable side effects. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

We intend to develop RTX-240 and RTX-321, and may develop future product candidates, alone and in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Although our RCTs are designed to be enucleated, a small percentage of cells in our product candidates may retain nuclei, which could result in unexpected or undesirable side effects. We, the FDA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

Positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any positive results from our preclinical studies or early clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for regulatory approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates, as we did in the past for RTX-134, or for other indications that may prove to have greater commercial potential.

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

There are at least two companies leveraging red blood cells to develop therapeutics for cancer and/or immune tolerance. Erytech Pharma SA is using reversible hypotonic and hypertonic osmotic stress to encapsulate drug substances inside of red blood cells to create product candidates for use in cancer and orphan diseases. SQZ Biotechnologies Company is pursuing applications in cancer, infectious disease and autoimmune diseases using a variety of cell-based approaches, including red blood cells.

Outside of RBC-based competition, there are a number of companies competing in our target therapeutic areas. Within oncology, multiple large and small companies are developing novel immune stimulatory agents, such as Nektar Therapeutics, which is developing a polymer-conjugated IL-15, and Genmab, which is developing a bispecific antibody targeting PD-L1 and 4-1BB. Others are developing activated and engineered NK cell product candidates as cancer therapeutics against both hematologic and solid tumor malignancies, such as Fate Therapeutics. Many companies are developing therapies to generate antigen-specific immune responses against HPV-positive cancers, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy. Finally, multiple companies are developing novel approaches to restore immune tolerance, such as Anokion SA, which is developing engineered proteins for celiac disease, Type 1 diabetes and multiple sclerosis.

In addition to the companies described above, we anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Amgen, Inc., F. Hoffman-La Roche AG (Roche), Johnson & Johnson, and Pfizer, Inc.

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

Cellular therapies in general, and RCTs in particular, remain novel and unproven therapies, with no genetically engineered red blood cell therapy approved to date in the United States or the European Union. RCTs may not gain the acceptance of the public or the medical community. For example, CAR-Ts and other cellular therapies have in some cases caused severe side effects and even mortality and their broader use may therefore be limited. Although our RCTs are fundamentally different than these earlier cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Further, with respect to our RTX-240 and RTX-321 programs, the use of potent T cell and NK cell stimulation as a potential treatment for solid or hematological cancers is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

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

The recent outbreak of COVID-19 was reported to have originated in Wuhan, China, in December 2019 and has since spread to most countries around the world, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. The President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the Governor has clarified that biopharmaceutical research and development is essential and exempt. Further, on March 28, 2020 the Governor of Rhode Island ordered all individuals living in the State of Rhode Island and Providence Plantations to stay at their place of residence until April 13, 2020, which was subsequently extended to May 8, 2020 to mitigate the impact of the COVID-19 pandemic. Since then, certain of these restrictions have been eased or lifted in a phased in approach over time. However, the pace of reopening is measured and these government policies and directives are subject to change, including that additional, more restrictive orders, proclamations and/or directives may be issued in the future, as the effects and spread of the COVID-19 pandemic continue to evolve.

Our customers, suppliers and vendors are all subject to these restrictions and orders and are similarly impacted. Fluctuation in infection rates in the regions in which we have business operations has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated restrictions. The uncertain duration and severity of the pandemic, as well as periodic spikes in infection rates, new strains of the virus that causes COVID-19, local outbreaks of the virus, or potential outbreaks, or the broad availability of effective vaccines may impact our preclinical studies or clinical trial operations. The extent of such impact, including on the supply chain for our candidates, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally could adversely impact our preclinical studies or plans for clinical trials in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we will rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment, including access to study sites, or the advancement of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidates and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Additionally, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials.

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

As of January 31, 2021, we had 204 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David R. Epstein, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Jose Carmona, our Chief Financial Officer, Christina Coughlin, our Chief Medical Officer, Laurence Turka, our Chief Scientific Officer and Spencer Fisk, our Senior Vice President of Manufacturing and Chief Technology Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facilities in Cambridge, Massachusetts and Smithfield, Rhode Island. The New England region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers, as well as junior, mid-level and senior scientific and medical personnel.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, including the COVID-19 pandemic outbreak, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party vendors to supply raw materials and other important components that are used to manufacture our product candidates. Our ability to manufacture clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, any future CMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on outside vendors to supply raw materials and other important components, such as CD34+ precursor cells and lentiviral vectors, that are used to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

●inability to bring a product candidate to the market;

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

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

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the federal anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the creation, receipt, transmission, use or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers, such as physician assistants and nurse practitioners;

●	the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers or other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our research and development efforts, business operations and any future commercialization efforts or environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures we have implemented for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We currently engage, and plan to continue to engage, third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks related to government regulation

We are early in our development efforts. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. The INDs for RTX-240 and RTX-321 have been allowed to proceed by the FDA. We have completed dosing of the fifth cohort in the Phase 1/2 clinical trial for solid tumors and have escalated the dose and continue to enroll patients in the Phase 1 clinical trial for AML. We also recently began screening patients in the Phase 1 clinical trial of RTX-321 for the treatment of advanced HPV 16-positive cancers. We cannot be sure that submission of any future INDs or subsequent protocol amendments will result in the FDA allowing testing and clinical trials to begin or proceed, or that, once begun, issues will not arise that lead to the suspension or termination of such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to complete clinical trials for RTX-240 or RTX-321 on the timelines currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain regulatory approvals and have had to, and expect to continue to have to, rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities and clinical sites by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process, as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and any contract manufacturers we may engage will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

For example, the previous administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the previous administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN rule.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20 but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

In addition, further to the United Kingdom's (“UK”) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognized by the EU’s GDPR, has been put in place. However, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a six-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

If we begin conducting trials in the EEA or the UK, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA of the UK, in particular to the United States in compliance with European data protection laws including the GDPR and UK GDPR. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European, UK or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR and UK GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. With the implementation of the ACA ongoing, the law is likely to continue the trend of downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. Both new legislative reforms, as well as actions taken by the Biden administration, could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent litigation, these Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

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

In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, RED PLATFORM and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, although we own issued patents related to RTX-240, RTX-321 and RTX-224, there can be no assurance that we will secure issued patents for additional product candidates. We have filed or intend to file patent applications directed to the composition of matter of our product candidates and various processes of our RED PLATFORM; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Although we have secured an issued United States composition of matter patents related to RTX-240, RTX-321 and RTX-224, we cannot be certain that the claims in our pending patent applications covering the composition of matter of all of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and RED PLATFORM could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patents applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims.

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

Even if we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection, data exclusivity or orphan drug exclusivity for our product candidates, we believe that our product candidates will be protected by exclusivity that prevents approval of a biosimilar in the United States for a period of twelve years from the time the product to which it claims similarity was first approved. However, the Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262 (the BCPIA), created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. Current biosimilars litigation are addressing certain requirements of the BPCIA which is creating uncertainty over how certain terms of the BPCIA should be construed and this presents uncertainty for both the biologics innovator and biosimilar party. The BPCIA mechanism required for biosimilar applicants may pose greater risk that patent infringement litigation will disrupt our activities and add increased expenses, as well as divert management’s attention. If a biosimilar version of one of our product candidates were approved in the United States, it could have a negative effect on our business.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of January 31, 2021, most of the patent rights that we own or in-license are currently pending patent applications, except that we own twelve issued U.S. patents and we have two in-licensed U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products, the use of our products, and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that we own or license may be challenged in the courts or patent offices in the U.S. and abroad. We or our licensors may be subject to a third party pre-issuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates, RED PLATFORM technologies or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates, RED PLATFORM and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

We may, in the future, co-own patent rights relating to future product candidates and our RED PLATFORM with third parties. Some of our in-licensed patent rights are, and may in the future be, co-owned with third parties. In addition, our licensors may co-own the patent rights we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patent rights are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patent rights, who are not parties to our license agreements. For example, under our license agreement with the Whitehead Institute for Biomedical Research, or WIBR, as amended (or the WIBR License) we license certain patents rights co-owned by WIBR and Tufts University, or Tufts. Our rights to Tufts’ interest in such patent rights depends on an inter-institutional agreement between WIBR and Tufts, pursuant to which WIBR controls the licensing of such patent rights. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patent rights or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under the WIBR

License, WIBR controls prosecution of the patent rights licensed to us, and we control enforcement of the patent rights. We cannot be certain that our in-licensed patent applications (and any patents issuing therefrom) that are controlled by our licensors will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents rights, or lose rights to those patent applications (or any patents issuing therefrom), the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates and RED PLATFORM technologies that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. Moreover, we cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution. Finally, subject to the terms of any such license agreements, the licensor may be able to terminate the license without our consent. For example, under the WIBR License, WIBR may terminate the WIBR License upon written notice to us if we, along with our affiliates and sublicensees, cease to carry on business related to the WIBR License for more than six months. WIBR may also terminate the WIBR License for our material breach that remains uncured for sixty days after receiving notice thereof, if we fail to pay amounts due under the agreement within thirty days after receiving notice of such failure, or if we challenge the validity or enforceability of any of the licensed patent rights.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates, RED PLATFORM or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Protection Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

We currently, and may continue in the future continue to, rely on third parties to assist us in developing and manufacturing our product candidates. Accordingly, we must, at times, share know-how and trade secrets, including those related to our RED PLATFORM, with them. We may in the future also enter into research and development collaborations with third parties that may require us to share know-how and trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our know-how, trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements, and including in our vendor and service agreements terms protecting our confidential information, know-how and trade secrets, with parties who have access to such information, such as our employees, scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and we remind former employees when they leave their employment of their confidentiality obligations. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

We currently have rights to certain intellectual property, through licenses from third parties, to develop our product candidates and RED PLATFORM technologies. Some pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of cellular therapeutics and red blood cell technologies and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third party intellectual property holders. We may also require licenses from third parties for certain technologies that we are evaluating for use with our current or future product candidates. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our RED PLATFORM at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to red blood cell technologies and therapeutic proteins, and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates, RED PLATFORM technologies and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates, RED PLATFORM technologies and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, RED PLATFORM and other technologies might assert are infringed by our current or future product candidates, RED PLATFORM or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates, RED PLATFORM or other technologies.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or own;

●	we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

●	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

●	it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;

●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

●	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents of others may harm our business; and

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks related to our reliance on third parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of, or commercialize, any potential product candidates.

We will depend upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We have had to, and expect to continue to have to, negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

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

The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. As of January 2020, our manufacturing facility purchased in 2018 is operational and we are and will continue to be responsible for compliance with regulatory requirements, known as cGMP requirements, and the clinical supply of our product candidates is also subject to compliance with cGMP requirements. If we or any contract manufacturers that we may engage cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our product candidates. In addition, we have no control over the ability of any contract manufacturers that we may engage to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We currently depend on suppliers for some of the components and precursor cells necessary for our product candidates and our suppliers of precursor cells depend on the availability of human donors. We cannot be sure that these suppliers will remain in business, that they will be able to identify and recruit adequate numbers of donors, that they will be able to meet our supply needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Additionally, we rely on sole suppliers for certain of our supplies. If these sole suppliers are unable to supply to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all.

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

If our potential future collaborations do not result in the successful discovery, development and commercialization of products or if one of our future collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our technology and product candidates could be delayed and we may need additional resources to develop product candidates and our technology. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our future therapeutic collaborators.

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

Risks related to manufacturing and supply

Our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates or any of their components, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Our manufacturing process may be susceptible to logistical issues associated with the collection of hematopoietic precursor cells from donors, procurement of plasmids and lentiviral vectors sourced from various suppliers and shipment to the RCT product candidate manufacturing site, as well as shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes, or changes to these processes, could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in our manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes can trigger regulatory review or delays and, regardless of regulatory feedback, will carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs that we may engage are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs that we may engage will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. We or CMOs we may engage may fail to manage the logistics of storing and shipping our raw materials and product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in the inability to manufacture product, the loss of usable product or prevent or delay the delivery of product candidates to patients. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. Our clinical trials supply could be delayed significantly as a result. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

We have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful.

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative or in addition to our reliance on CMOs for the manufacture of our product candidates. As of January 2020, this manufacturing facility is operational and is expected to provide cGMP materials for clinical supply and, ultimately, commercial product upon regulatory approval. We are currently providing cGMP supply for our ongoing RTX-240 and RTX-321 cancer clinical trials from this site.

We expect that our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercial product, enable more rapid implementation of process changes, and allow for better long-term cost of goods manufactured. However, we do not have extensive experience as a company in developing or operating a manufacturing facility and may never be successful in developing or operating this facility and recognizing its full capabilities. As a result, we may need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. We, as a company, also do not have extensive experience in setting up, building, managing or operating a manufacturing facility. If we have failed to select the correct location, or if we fail to complete any future renovations in an efficient manner, or fail to generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed, or could require changes in the manufacturing process which could trigger the requirement to conduct bridging studies. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Any problems in our manufacturing process or facilities could make us a less desirable collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs and capital.

We have limited experience as a company managing a manufacturing facility.

Operating our own manufacturing facility will require significant resources, and we have limited experience as a company in managing a manufacturing facility, having done so only since January 2020, when our Smithfield, RI facility became operational. In part because of this limited experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our ongoing or future clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. Failure to successfully operate our manufacturing facility could adversely affect the approvability and commercial viability of our product candidates.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $3.35 per share and as high as $33.01 per share through January 29, 2021. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

●	the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

●	adverse or uninterpretable results from or delays in clinical trials of our product candidates, including those we have experienced for our Phase 1b clinical trial for RTX-134 which we have since discontinued;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

●	adverse developments concerning the manufacture of our product candidates, including the difficulties encountered by our former contract manufacturer for clinical supply of our discontinued Phase 1b clinical trial for RTX-134;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations, if needed;

●	our failure to commercialize our product candidates;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	introduction of new products or services by our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or cellular therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	adoption of new accounting standards;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control, including pandemics such as COVID-19.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The holders of 38,296,526 shares of our common stock, on an as-converted basis, as of January 31, 2021 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Holders of Our Common Stock

As of January 31, 2021, there were approximately 16 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from July 18, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2020. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 18, 2018, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

As of December 31, 2020, we estimate that we have used 100% of the net proceeds from the IPO for operations, the purchase of our manufacturing facility and purchases of other property, plant, and equipment. There was no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Consolidated Selected Financial Data

Reserved.

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

Overview

We are a clinical-stage biopharmaceutical company that is genetically engineering red blood cells to create an entirely new class of cellular medicines called Red Cell Therapeutics (RCTs). Based on the premise that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary and highly versatile platform, called the RED PLATFORM, to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies for the treatment of cancer and autoimmune diseases.

In 2020, we demonstrated strong execution across our pipeline of Red Cell Therapeutics. During the year, we received clearance of our Investigational New Drug (IND) applications for our two lead oncology programs, RTX-240 and our lead artificial antigen presenting cell, or aAPC, program, RTX-321. We are currently dosing patients in the Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors and expect to report clinical results in early 2021 and present the findings at an upcoming scientific conference. We are also enrolling patients in the Phase 1 clinical trial of RTX-240 for relapsed/refractory acute myeloid leukemia (AML). We believe that by demonstrating that RTX-240 is working as intended to induce anti-tumor innate and adaptive immunity, we can unlock the potential of the RED PLATFORM across our entire pipeline of cancer and autoimmune programs.

We are also screening patients in Phase 1 clinical trial for RTX-321 for the treatment of patients with human papillomavirus (HPV) 16-positive cancers. Additionally, we operationalized our manufacturing facility in Smithfield, Rhode Island, which is currently providing cGMP supply for these three ongoing clinical trials. Finally, we continue to advance our earlier-stage autoimmune program in Type I diabetes and explore ways in which to apply the RED PLATFORM across the remainder of our pipeline.

Highlights of our most advanced product candidates, RTX-240 and RTX-321, are described further below.

RTX-240

We are currently enrolling patients in a Phase 1/2 clinical trial evaluating RTX-240. The study contains two Phase 1 dose escalation arms: one in patients with relapsed/refractory or locally advanced solid tumors and another in patients with relapsed/refractory AML. RTX-240 is an allogeneic, off-the-shelf cellular therapy product candidate that is engineered to replicate human immune system function by stimulating adaptive and innate immunity to generate an anti-tumor immune response. As shown in preclinical studies, RTX-240 expresses hundreds of thousands of copies of the costimulatory molecule 4-1BB ligand (4-1BBL) and the cytokine IL-15TP (a fusion of IL-15 and IL-15 receptor alpha) on the cell surface in their native forms. By activating existing agonist pathways, RTX-240 has the potential to enhance potency and improve anti-tumor activity, overcome resistance to immunotherapy and have a reduced toxicity profile given its biodistribution in the vasculature and the spleen.

In January 2020, we announced initial clinical data from the solid tumor trial shows that RTX-240 stimulates innate and adaptive immunity, supporting proof of mechanism. Key takeaways from the initial data showed:

●	no treatment-related Grade 3 or Grade 4 adverse events and no dose limiting toxicities observed (n=14);
●	all patients showed activation of NK or T cells or both cell types (n=14); and
●	in the majority of patients (n=8), activation and expansion of both NK cells and T cells were observed across dose levels.

As more patients are enrolled and data mature, we expect to disclose in early 2021, and submit for presentation at a scientific conference, additional clinical results, including:

●	additional safety and tolerability data;
●	biomarkers associated with the activation and expansion of NK and T cells in peripheral blood;
●	immune cell trafficking into tumors assessed by optional tumor biopsies from participating patients; and
●	potential responses as measured by objective response rate.

Additionally, we have escalated the dose and continue to enroll patients in a second Phase 1 arm of the ongoing Phase 1/2 RTX-240 clinical trial for the treatment of relapsed/refractory AML. NK cells can exhibit potent anti-tumor activity against AML, but tumor-associated mechanisms often suppress the proper function of NK cells leading to disease progression. When NK cells are restored to their full anti-tumor potential, their cytolytic activity predicts a better long-term outcome for patients with AML. RTX-240 is designed to induce NK and T cell activation and proliferation, leading to the killing of AML cells.

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

RTX-321

We are screening patients in a Phase 1 clinical trial for RTX-321 for the treatment of patients with human papillomavirus (HPV) 16-positive cancers. RTX-321 is an allogeneic, off-the-shelf artificial antigen-presenting cell (aAPC) therapy product candidate that is engineered to induce a tumor-specific immune response by expanding antigen-specific T cells. RTX-321 expresses hundreds of thousands of copies of an HPV peptide antigen bound to major histocompatibility complex (MHC) class I proteins, the costimulatory molecule 4-1BBL and the cytokine IL-12 on the cell surface to mimic human T cell-APC interactions. As part of our IND filing, we included frozen drug substance for the first time as part of the manufacturing process, allowing a truly off-the-shelf cellular therapy product candidate with a potential shelf life of several years based on preliminary stability data.

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

Manufacturing

We have generated hundreds of RCTs using our RED PLATFORM and are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired, renovated and operationalized a manufacturing facility in Smithfield, RI, that is are currently providing cGMP supply for our three ongoing Phase 1 clinical trials for RTX-240 in advanced solid tumors, RTX-240 in relapsed/refractory AML and RTX-321 in HPV-16-positive cancers. During 2020, the site achieved the following milestones:

●	increased productivity in manufacturing of cGMP supply of RTX-240 in 50L bioreactors;
●	increased RTX-240 liquid in-vial shelf life from 28 to 52 days;
●	for RTX-240, continuously met red blood cell identity (CD233+, mean corpuscular hemoglobin, purity, enucleation cell population) and target product profile criteria (protein expression, cell viability) for clinical supply lots; and

●	introduced frozen drug substance for the first time as part of the IND application for RTX-321, resulting in a truly off-the-shelf cellular therapy with a potential shelf life of up to several years. Following liquid reformulation, RTX-321 drug product has an in-vial shelf life of 52 days.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $167.7 million for the year ended December 31, 2020 and $163.5 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $480.5 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:

●	conduct clinical trials for our product candidates and to the extent we experience any delays, setbacks or disruptions to our preclinical studies, clinical trials or clinical supply chain due to the COVID-19 pandemic;
●	further develop our RED PLATFORM;
●	continue to discover and develop additional product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific manufacturing and commercial personnel;
●	expand in-house manufacturing capabilities, including through the operation and any future renovation or expansion of our manufacturing facility;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	acquire or in-license other product candidates and technologies;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to continue to support the requirements of a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to continue to incur costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private or public equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to obtain funding, we plan to implement an operating plan that scales back our operations and focuses our available capital on a reduced number of activities and programs, which we believe will enable the continued advancement of certain of our research and development programs and the preservation of our technology platform. These actions could adversely affect our business prospects.

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

As of December 31, 2020, we had cash, cash equivalents and investments of $176.3 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the first quarter of 2022. See “—Liquidity and Capital Resources.”

Recent Developments

In March 2020, we began precautionary measures to protect the health and safety of our employees, partners and prospective clinical trial participants during the novel coronavirus, or COVID-19, pandemic. Because COVID-19 infections have been reported throughout the United States and worldwide, numerous national, state and local governmental authorities have issued orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive orders, proclamations and/or directives may be issued in the future. As a result, we have eliminated business travel and substantially reduced the number of employees working on-site at any one time at each of our facilities by shifting to remote work wherever possible and implementing rotating laboratory work schedules. In addition, the conduct of our clinical studies with our external partners has been adjusted to institute virtual clinical trial site training and site monitoring, along with partnering with sites to minimize patient visits and institute telemedicine to minimize patient exposure. These precautionary measures will remain in place until such time as the COVID-19 pandemic is contained.

While the COVID-19 pandemic did not significantly impact our results of operations during 2020, the ultimate impact on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, distribution of vaccines, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

During 2020, we strengthened our leadership team by hiring Christina Coughlin, M.D., Ph.D., as Chief Medical Officer, Laurence Turka, M.D., as Chief Scientific Officer, and Jose Carmona as Chief Financial Officer. Our leadership team has extensive experience in oncology, immunology, and cell therapy drug discovery and development.

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

Our direct research, manufacturing and development expenses are tracked on a program-by-program basis for clinical candidates. These consist mostly of fees, reimbursed materials, testing and other costs paid to consultants, contractors, CMOs and CROs, as well as the cost of materials incurred for internal manufacturing. In addition, starting in the first quarter of 2020, we allocate the cost of operating our manufacturing facility to research and development program costs, consisting of associated personnel costs, other than stock-based compensation expense, and manufacturing facility costs, including depreciation. We do not allocate costs associated with our platform development, early stage research and shared research and development, including associated personnel costs, laboratory supplies, non-manufacturing facilities expenses and other indirect costs, to research and development programs, because these costs are deployed across multiple programs and our technology platform and, as such, are not separately classified.

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

General and Administrative Expenses

General and administrative expenses include salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs, as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses may increase in the future as we continue to build infrastructure to support the expansion of our research activities, development of our product candidates and any expanded compliance requirements.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $357.3 million and $360.1 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million, which expire at various dates through 2037, and $320.1 million, which carryforward indefinitely. The state NOLs expire at various dates through 2040. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $15.3 million and $9.0 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	116,107	112,419	3,688
General and administrative	50,341	57,182	(6,841)
Total operating expenses	166,448	169,601	(3,153)
Loss from operations	(166,448)	(169,601)	3,153
Other income (expense):
Interest income	1,760	7,994	(6,234)
Interest expense	(4,185)	(2,590)	(1,595)
Other income, net	1,142	739	403
Total other income, net	(1,283)	6,143	(7,426)
Net loss	$(167,731)	$(163,458)	$(4,273)

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Research and development program expenses:
Rare disease	$5,302	$24,292	$(18,990)
Cancer	45,401	8,775	36,626
Platform development, early-stage research and unallocated expenses:
Personnel-related	25,408	27,508	(2,100)
Stock-based compensation expense	8,023	9,011	(988)
Contract research and development	7,842	12,463	(4,621)
Laboratory supplies and research materials	10,097	14,286	(4,189)
Facility related and other	14,034	16,084	(2,050)
Total research and development expenses	$116,107	$112,419	$3,688

Research and development expenses were $116.1 million for the year ended December 31, 2020, compared to $112.4 million for the year ended December 31, 2019. The decrease in direct costs related to our rare disease program of $19.0 million was due to costs incurred in connection with our Phase 1b clinical trial of RTX-134 in patients with phenylketonuria, which was discontinued in March 2020. The increase in direct costs of $36.6 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred for our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors, including clinical CRO and internal manufacturing costs, as well as to costs incurred for preclinical, IND-enabling activities and clinical startup costs for RTX-321. The decrease in contract research and development of $4.6 million was due to the advancement of discovery research to support IND-enabling activities. The decline in laboratory supplies and research materials of $4.2 million was primarily due to the shift in pilot-scale manufacturing activities to support the technical development of clinical candidates. The reduction in stock-compensation expense of $1.0 million was driven by a reduction in the market price of our common stock resulting in a lower valuation of options granted during 2020. The decrease in personnel-related costs and facility related and other costs of $4.2 million was principally due to the allocation of the costs to operate our manufacturing facility to research and development program costs starting in the first quarter of 2020, as well as a reduction in onsite activities in connection with our response to the COVID-19 pandemic.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Personnel-related	$12,048	$10,485	$1,563
Stock-based compensation expense	25,642	32,260	(6,618)
Professional and consultant fees	7,640	8,539	(899)
Facility related and other	5,011	5,898	(887)
Total general and administrative expenses	$50,341	$57,182	$(6,841)

General and administrative expenses for the year ended December 31, 2020 were $50.3 million, compared to $57.2 million for the year ended December 31, 2019. The decrease in general and administrative expenses of $6.8 million was primarily the result of a reduction in stock-based compensation expense of $6.6 million due principally to restricted stock awards that fully vested in January 2020. In addition, the decrease in professional and consultant fees of $0.9 million was driven by reduced spending on business support initiatives. The increase in personnel-related costs of $1.6 million was due to the timing of executive management hiring, as well as executive recruiting costs and compensation. The decrease in facility-related and other expenses of $0.9 million was largely driven by decreased spending for business support initiatives and a reduction in onsite activities in connection with our response to the COVID-19 pandemic.

Interest Income

Interest income was $1.8 million for the year ended December 31, 2020, compared to $8.0 million for the year ended December 31, 2019. Interest income decreased due to reduced invested balances as cash was used to fund operations, as well as reduced interest rates.

Interest Expense

Interest expense was $4.2 million for the year ended December 31, 2020, compared to $2.6 million for the year ended December 31, 2019. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Other Income, Net

Other income, net was $1.1 million for the year ended December 31, 2020, compared to $0.7 million for the year ended December 31, 2019. Other income, net primarily increased as a result of income earned from a sublease agreement that commenced February 2019.

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

Research and development expenses were $112.4 million for the year ended December 31, 2019, compared to $51.8 million for the year ended December 31, 2018. The increase in direct costs related to our rare disease program of $15.2 million was primarily due to costs incurred in connection with our Phase 1b clinical trial of RTX-134 in patients with phenylketonuria, which was discontinued in March 2020. The increase in direct costs of $8.4 million in our lead cancer programs, including RTX-240 and RTX-321, was related principally to preclinical and IND-enabling activities. The increases in personnel-related costs and stock-based compensation expense of $13.6 million and $5.2 million, respectively, were due to increased headcount in our research and development function. The increase in laboratory supplies and research materials of $5.9 million was due to increases in platform development, manufacturing process and scale-up and drug discovery activities. The increase in facility-related and other expenses of $9.3 million was mostly due to an increase in facilities costs resulting from the commencement of our lease of office and laboratory space in January and August 2019, as well as additional laboratory services to support increased headcount.

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

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and, most recently, with proceeds from our IPO. As of December 31, 2020, we had cash, cash equivalents and investments of $176.3 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement which provides for aggregate borrowings of up to $75.0 million, all of which were outstanding as of December 31, 2020.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cash used in operating activities	$(127,648)	$(110,444)	$(58,341)
Cash provided by (used in) investing activities	100,432	(132,635)	(111,639)
Cash provided by financing activities	26,484	27,291	374,829
Net increase (decrease) in cash, cash equivalents and restricted cash	$(732)	$(215,788)	$204,849

Operating Activities

During the year ended December 31, 2020, operating activities used $127.6 million of cash, primarily resulting from our net loss of $167.7 million, partially offset by net non-cash charges of $40.0 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the twelve months ended December 31, 2020 consisted of a $6.5 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets, other assets and operating lease, right-of-use asset of $6.6 million.

During the year ended December 31, 2019, operating activities used $110.4 million of cash, primarily resulting from our net loss of $163.5 million, partially offset by net non-cash charges of $42.6 million, primarily consisting of stock-based compensation expense. Changes in our operating assets and liabilities for the year ended December 31, 2019 provided cash of $10.4 million consisting primarily of a $5.5 million increase in accounts payable, accrued expenses and other current liabilities, a $5.0 million increase in operating lease, right-of-use asset, and a $2.7 million increase in prepaid expenses and other current assets, offset by a $2.7 million decrease in operating lease liabilities.

During the year ended December 31, 2018, operating activities used $58.3 million of cash, primarily resulting from our net loss of $89.2 million, partially offset by net non-cash charges of $30.7 million, primarily consisting of stock-based compensation expense. Changes in our operating assets and liabilities for the year ended December 31, 2018 provided net cash of $0.1 million, which consisted primarily of a $9.2 million increase in accounts payable and accrued expenses and other current liabilities, offset by a $9.1 million increase in prepaid expenses and other current assets and other assets.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods presented were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $100.4 million, consisting of sales and maturities of investments of $228.6 million, offset by net purchases of investments of $122.7 million and purchases of property, plant and equipment of $5.5 million. Our cash purchases of property, plant and equipment consisted of $2.9 million for purchases related to our manufacturing facility in Smithfield, Rhode Island, largely driven by payments for manufacturing equipment purchases and construction costs incurred in 2019, and $2.6 million for the purchase of computer and laboratory equipment installed in our manufacturing facility and our laboratory space in Cambridge, Massachusetts.

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

During the year ended December 31, 2018, net cash used in investing activities was $111.6 million, consisting of purchases of investments of $161.0 million and purchases of property, plant and equipment of $15.0 million, offset by sales and maturities of investments of $64.3 million. Our purchases of property, plant and equipment primarily consisted of $8.0 million for the acquisition of and subsequent design and demolition activities associated with our manufacturing facility in Smithfield, Rhode Island and $4.4 million for the purchase of laboratory equipment as we expanded our discovery and manufacturing activities.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities of $26.5 million consisted of $25.0 million proceeds received from borrowings under a loan and security agreement and $1.5 million proceeds received from issuance of common stock upon exercise of stock options.

During the year ended December 31, 2019, net cash provided by financing activities of $27.3 million consisted of $25.0 million proceeds received from borrowings under a loan and security agreement and $2.4 million proceeds received from issuance of common stock upon exercise of stock options.

During the year ended December 31, 2018, net cash provided by financing activities of $374.8 million consisted primarily of $257.9 million proceeds from our IPO in July 2018, $101.0 million of proceeds from issuance of preferred stock in February 2018, and $25.0 million of proceeds received from borrowings under a loan and security agreement entered in December 2018, net of financing costs paid in 2018. We used cash of $5.5 million to repay outstanding borrowings under our 2015 loan and security agreement.

Loan and Security Agreements

In December 2018, or the Closing Date, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million, or the 2018 Credit Facility. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, we made an initial borrowing of $25.0 million, in June 2019, we made a second borrowing of $25.0 million and in June 2020, we made a third and final borrowing of $25.0 million.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such financial covenants as of December 31, 2020. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than our intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement (the “Distribution Agreement”), with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of December 31, 2020.

Funding Requirements

We expect our expenses to increase substantially in the future as we conduct the activities necessary to advance our product candidates through development. The timing and amount of our operating and capital expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development activities;
●	the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
●	the timing and outcome of regulatory review of our product candidates;
●	the impact of the COVID-19 pandemic on our operations;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
●	developments concerning our key vendors;
●	our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
●	the costs associated with the operation of our multi-suite manufacturing facility and the costs and timing of any future renovation or expansion of the facility;
●	our ability to establish collaborations if needed;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;
●	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates; and
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

Before consideration of management’s plans described below, we believe that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of private or public equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funding, we will implement an operating plan that scales back our operations and focuses our available capital on a reduced number of activities and programs, which we believe will enable the continued advancement of certain of our research and development programs and the preservation of our technology platform. These actions could adversely affect our business prospects. Based on our current cash and investments, and after considering management’s plans described above, we have the ability to fund our operating costs and working capital needs into the middle of 2022.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$53,409	$8,962	$14,787	$7,601	$22,059
Debt obligations (2)	84,636	4,236	80,400	—	—
Total	$138,045	$13,198	$95,187	$7,601	$22,059

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under three operating lease agreements that expire in September 2021, January 2027 and August 2028.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 6.31% per annum, which was the interest rate in effect as of December 31, 2020.

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

We have also entered into a license agreement with the Whitehead Institute for Biomedical Research, or WIBR, as amended, under which we have been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of our Red Cell Therapeutics, or the WIBR License. We are obligated to pay to WIBR low single-digit royalties based on annual net sales by us, our affiliates and our sublicensees of licensed products and licensed services that are covered by a valid claim of the licensed patent rights at the time and in the country of sale. Based on the progress we make in the advancement of products covered by the licensed patent rights, we are required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, we are required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by us on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

●	vendors in connection with preclinical and assay development activities;
●	CMOs in connection with raw material acquisition; and
●	CROs in connection with clinical trials.

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

Stock-based Compensation

We measure stock-based awards with service-based and performance-based vesting conditions granted to employees, directors and non-employees based on their fair value on the date of the grant using the Black-Scholes option-pricing model for options or the difference between the purchase price per share of the award, if any, and the fair value of our common stock for restricted common stock awards. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable.

In addition, for restricted stock awards under which restricted common stock was purchased by the holder with a promissory note treated as a nonrecourse note for accounting purposes, we measured the fair value of the award using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield.

We measure the fair value of stock-based awards with market-based vesting conditions on the date of grant using a Monte Carlo simulation model. When service-based vesting conditions also exist, we recognize stock-based compensation expense using the graded-vesting method over the longer of the derived service period from the market condition or the required service period. In accordance with accounting guidance for awards with market conditions, the stock-based compensation expense will be recognized over the appropriate period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met. When an award contains a market-based vesting condition and a performance-based vesting condition where both must be achieved to earn the award, we recognize stock-based compensation expense over the longer of the derived service period from the market condition or the period estimated for the performance-based vesting condition to be achieved. We begin recording stock-based compensation expense for this type of award when the achievement of the performance-based vesting condition becomes probable regardless of whether the market condition has been achieved.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As of December 31, 2020, we had cash, cash equivalents and investments of $176.3 million, which consisted of cash, money market accounts, U.S. government money market funds, U.S government treasury bills and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of December 31, 2020, we had $75.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Australia and China. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2020.

Item 8. Consolidated Financial Statements and Supplementary Data

RUBIUS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rubius Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubius Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2021

We have served as the Company’s auditor since 2016.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$91,165	$91,898
Investments	85,122	191,389
Prepaid expenses and other current assets	5,224	5,979
Total current assets	181,511	289,266
Operating lease, right-of-use-asset	40,447	46,559
Property, plant and equipment, net	53,952	56,924
Restricted cash	1,573	1,735
Other assets	311	357
Total assets	$277,794	$394,841
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,478	$7,178
Accrued expenses and other current liabilities	13,417	16,042
Operating lease liabilities	8,945	10,540
Total current liabilities	27,840	33,760
Long-term debt, net of discount	74,944	49,596
Other long-term liabilities	688	405
Operating lease liabilities, net of current portion	32,762	36,867
Total liabilities	136,234	120,628
Commitments and contingencies (see Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2020 and December 31, 2019; 81,053,651 and 80,016,245 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	81	80
Additional paid-in capital	621,946	586,798
Accumulated other comprehensive income	4	75
Accumulated deficit	(480,471)	(312,740)
Total stockholders' equity	141,560	274,213
Total liabilities and stockholders' equity	$277,794	$394,841

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$—	$—
Operating expenses:
Research and development	116,107	112,419	51,769
General and administrative	50,341	57,182	39,894
Total operating expenses	166,448	169,601	91,663
Loss from operations	(166,448)	(169,601)	(91,663)
Other income (expense):
Interest income	1,760	7,994	5,078
Interest expense	(4,185)	(2,590)	(464)
Change in fair value of preferred stock warrant liability	—	—	(2,187)
Other income, net	1,142	739	41
Total other income (expense), net	(1,283)	6,143	2,468
Net loss	(167,731)	(163,458)	(89,195)
Net loss per share, basic and diluted	$(2.08)	$(2.08)	$(2.27)
Weighted average common shares outstanding, basic and diluted	80,624,608	78,688,878	39,285,468

Comprehensive loss:
Net loss	$(167,731)	$(163,458)	$(89,195)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(71)	104	(29)
Comprehensive loss	$(167,802)	$(163,354)	$(89,224)

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balances at December 31, 2017	43,933,006	139,790	14,977,317	15	17,277	—	(60,979)	(43,687)
Issuance of Series C convertible preferred stock, net of issuance costs of $214	7,912,432	100,986	—	—	—	—	—	—
Conversion of preferred stock warrant to common stock warrant upon closing of initial public offering	—	—	—	—	3,053	—	—	3,053
Conversion of redeemable convertible preferred stock to common stock	(51,845,438)	(240,776)	51,845,438	52	240,724	—	—	240,776
Issuance of common stock, initial public offering, net of issuance costs of $3,548	—	—	12,055,450	12	254,306	—	—	254,318
Cashless exercise of warrants	—	—	131,273	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	180	—	—	180
Issuance of common stock upon exercise of stock options	—	—	225,375	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	27,528	—	—	27,528
Cumulative effect adjustment for adoption of ASU 2018-07	—	—	—	—	(92)	—	92	—
Unrealized losses on investments	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(89,195)	(89,195)
Balances at December 31, 2018	—	—	79,234,853	79	543,040	(29)	(150,082)	393,008
Issuance of common stock upon exercise of stock options	—	—	1,449,309	2	2,443	—	—	2,445
Stock-based compensation expense	—	—	—	—	41,271	—	—	41,271
Repurchase of unvested restricted common stock	—	—	(667,917)	(1)	—	—	—	(1)
Vesting of restricted common stock	—	—	—	—	44	—	—	44
Unrealized gains on investments	—	—	—	—	—	104	—	104
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	—	—	800	800
Net loss	—	—	—	—	—	—	(163,458)	(163,458)
Balances at December 31, 2019	—	—	80,016,245	$80	$586,798	$75	$(312,740)	$274,213
Issuance of common stock upon exercise of stock options	—	—	1,037,406	1	1,483	—	—	1,484
Stock-based compensation expense	—	—	—	—	33,665	—	—	33,665
Unrealized losses on investments	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	(167,731)	(167,731)
Balances at December 31, 2020	—	$—	81,053,651	$81	$621,946	$4	$(480,471)	$141,560

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(167,731)	$(163,458)	$(89,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	33,665	41,271	27,528
Depreciation and amortization expense	5,691	2,995	1,263
Change in fair value of preferred stock warrant liability	—	—	2,187
Amortization (accretion) of premium (discount) on investments	266	(2,320)	(329)
Loss on disposal of property and equipment	—	335	—
Non-cash interest expense	349	289	86
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	992	2,655	(9,037)
Operating lease, right-of-use-asset	5,539	4,991	—
Other assets	46	2	(74)
Accounts payable	(1,369)	(1,037)	4,938
Accrued expenses and other current liabilities	(96)	6,107	4,307
Other long-term liabilities	283	396	(15)
Operating lease liabilities	(5,283)	(2,670)	—
Net cash used in operating activities	(127,648)	(110,444)	(58,341)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,497)	(40,657)	(14,952)
Purchases of investments	(122,671)	(319,133)	(160,972)
Sales and maturities of investments	228,600	227,155	64,285
Net cash provided by (used in) investing activities	100,432	(132,635)	(111,639)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	100,986
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	—	257,866
Payments of initial public offering costs	—	—	(3,548)
Proceeds from repayment of promissory note	—	—	246
Payments of debt issuance costs	—	—	(285)
Repurchase of unvested restricted common stock	—	(122)	—
Proceeds from borrowings under loan and security agreement	25,000	25,000	25,000
Payment of long-term debt	—	—	(5,500)
Proceeds from issuance of common stock upon exercise of stock options	1,484	2,413	64
Net cash provided by financing activities	26,484	27,291	374,829
Net increase (decrease) in cash, cash equivalents and restricted cash	(732)	(215,788)	204,849
Cash, cash equivalents and restricted cash at beginning of period	93,633	309,421	104,572
Cash, cash equivalents and restricted cash at end of period	$92,901	$93,633	$309,421

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$3,822	$2,961	$385
Cash paid for leases	$8,486	$5,375	$—
Lease assets obtained in exchange for new operating lease liabilities	$496	$49,799	$—
Lease asset derecognized upon lease cancellation	$982	$—	$—

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$317	$3,095	$1,550
Amounts capitalized under build-to-suit lease transaction	$—	$—	$45,142
Proceeds from issuance of common stock upon exercise of stock options in other current assets	$—	$32	$—
Reclassification of warrant liability to additional paid-in capital	$—	$—	$3,053
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$—	$240,776
Debt issuance costs included in accounts payable and accrued expenses	$—	$—	$489

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Rubius Therapeutics, Inc. (“Rubius” or the “Company”) is a biopharmaceutical company that is using its platform to genetically engineer red blood cells into medicines, called Red Cell Therapeutics, for the treatment of cancer and autoimmune diseases. Rubius was incorporated in April 2013 as VL26, Inc. under the laws of the State of Delaware. In January 2015, the Company changed its name to Rubius Therapeutics, Inc.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the ability to establish clinical- and commercial-scale manufacturing processes and the ability to secure additional capital to fund operations. In addition, the Company is subject to uncertainty regarding the performance and safety of its product candidates in humans. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $167.7 million, $163.5 million and $89.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had an accumulated deficit of $480.5 million. The Company expects to continue to generate operating losses in the foreseeable future. Before considering management’s plans described below, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2022.

The Company has financed its operations to date primarily through private placements, proceeds from its IPO and borrowings under credit facilities. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and developing manufacturing capabilities. The Company will need to raise additional funds through private or public equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements to fund operations. The Company may not be able to obtain financing, or enter into collaboration or other arrangements, on acceptable terms, or at all. Furthermore, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company will implement an operating plan that scales back its operations and focuses its available capital on a reduced number of activities and programs, which it believes will enable the continued advancement of certain of its research and development programs and the preservation of its technology platform. These actions could adversely affect the Company’s business prospects. Based on the Company’s current cash and investments of $176.3 million as of December 31, 2020, and after considering management’s operating plans, the Company has the ability to fund its operating costs and working capital needs into the middle of 2022.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash, cash equivalents and investments as of December 31, 2020 consisted of money market accounts, U.S. government money market funds, U.S government treasury bills and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Deferred Financing Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs incurred in connection with obtaining access to capital are recorded in other assets and are amortized over the term of the credit facility. Deferred financing costs related to a recognized debt liability are recorded as a reduction of the carrying amount of the debt liability and amortized to interest expense using the effective interest method over the repayment term.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of both December 31, 2020 and 2019, the Company maintained letters of credit totaling $1.7 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its consolidated balance sheet as of December 31, 2020. The Company classified $1.7 million as restricted cash (non-current) and it did not have any restricted cash (current) in its consolidated balance sheet as of December 31, 2019.

Cash, cash equivalents and restricted cash presented in the accompanying consolidated statement of cash flows was $92.9 million, $93.6 million and $309.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $1.7 million, $1.7 million and $2.3 million was restricted cash, respectively.

Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Computer equipment	3 years
Laboratory equipment	5 years
Furniture and fixtures	7 years
Manufacturing equipment	10 years
Manufacturing facility	30 years
Leasehold improvements	Shorter of life of lease or 10 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the periods presented.

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

The Company evaluates its investments with unrealized losses for impairment. When assessing investments for unrealized declines in value, the Company considers whether the decline in value is related to a credit loss or non-credit loss. For credit losses, the Company reduces the investment to fair value through an allowance for credit losses recorded to the balance sheet and corresponding charge to the statement of operations. The allowance for credit losses and corresponding impairment charge is adjusted each period for changes in fair value. For non-credit losses, the Company reduces the investment to fair value through a charge to the statement of comprehensive loss, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. No such credit losses were recorded during the periods presented.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is developing product candidates based on genetically engineered red blood cells for the treatment of patients with severe diseases. All of the Company’s tangible assets are held in the United States.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities and clinical trials, as well as the cost of licensing technology.

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

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company measures stock options with service-based vesting or performance-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Company measures restricted common stock awards using the difference between the purchase price per share of the award, if any, and the fair value of the Company’s common stock. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company measures restricted stock units with service-based vesting as the market value of the Company’s stock on the date of grant. The Company uses the straight-line method to record the expense of awards with only service-based vesting conditions. The Company uses the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing once achievement of the performance condition becomes probable. The Company accounts for forfeitures as they occur and records compensation cost assuming all option holders will complete the requisite service period. If an award is forfeited, the Company reverses compensation expense previously recognized in the period the award is forfeited.

For stock-based awards with market-based vesting conditions, the Company measures the fair value on the date of grant using a Monte Carlo simulation model. When service-based vesting conditions also exist, the Company recognizes stock-based compensation expense using the graded-vesting method over the longer of the derived service period from the market condition or the required service period. In accordance with accounting guidance for awards with market conditions, the stock-based compensation expense will be recognized over the appropriate period regardless of whether the award achieves the market condition and will only be adjusted to the extent the service condition is not met. When an award contains a market-based vesting condition and a performance-based vesting condition where both must be achieved to earn the award, the Company recognizes stock-based compensation expense over the longer of the derived service period from the market condition or the period estimated for the performance-based vesting condition to be achieved. The Company begins recording stock-based compensation expense for this type of award once the achievement of the performance-based vesting condition becomes probable regardless of whether the market condition has been achieved.

For restricted stock awards under which restricted common stock is purchased by the holder with a promissory note treated as a nonrecourse note for accounting purposes, the Company measures the fair value of the award using the Black-Scholes option-pricing model.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020, 2019 and 2018, the Company’s only element of other comprehensive loss was unrealized gains (losses) on investments.

Net Income (Loss) per Share

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

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

Effective January 1, 2018, the Company early adopted ASU 2018-07 by remeasuring outstanding equity-classified awards issued to non-employees for which a measurement date had not been established as of January 1, 2018 through a cumulative-effect adjustment to accumulated deficit as of January 1, 2018. The Company elected to estimate the expected term of options utilizing the “simplified” method for both employee and non-employee options that qualify as “plain-vanilla” options. The Company elected to account for forfeitures for non-employee options as they occur rather than apply an estimated forfeiture rate to stock-based compensation expense.

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

ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption was permitted. The Company early adopted this standard on January 1, 2019 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-13, Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities are no longer permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption was permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. For all entities, this guidance was effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis. The adoption did not have an impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$85,118	$6	$(2)	$—	$85,122
	$85,118	$6	$(2)	$—	$85,122

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$189,816	$91	$(20)	$189,887
U.S. government agency bonds (due within one year)	1,498	4	—	1,502
	$191,314	$95	$(20)	$191,389

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at December 31, 2020 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$88,814	$—	$—	$88,814
Investments:
U.S. treasury bills and notes	—	85,122	—	85,122
	$88,814	$85,122	$—	$173,936

	Fair value measurements at December 31, 2019 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$91,898	$—	$—	$91,898
Investments:
U.S. government agency bonds	—	1,502	—	1,502
U.S. treasury bills and notes	—	189,887	—	189,887
	$91,898	$191,389	$—	$283,287

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the year ended December 31, 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2020 and 2019, respectively.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$1,300	$1,300
Manufacturing facility	30,969	—
Manufacturing equipment	8,782	—
Laboratory equipment	16,639	16,079
Computer equipment	2,118	1,051
Furniture and fixtures	1,228	1,228
Leasehold improvements	444	445
Construction-in-progress	2,605	41,262
	64,085	61,365
Less: Accumulated depreciation and amortization	(10,133)	(4,441)
	$53,952	$56,924

Manufacturing Facility

On July 31, 2018, the Company completed its purchase of a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island for a purchase price of $8.0 million. In August 2018, the Company began renovations to customize this facility to manufacture clinical supply of its product candidates. Of the total purchase price, $1.3 million was allocated to the value of land acquired based on the value of comparable assets, and $6.7 million was allocated to construction in progress, as the building was not ready for its intended use. During the years ended December 31, 2019 and 2018, the Company capitalized, as construction-in-progress, the design, demolition, construction and interest costs related to the renovation project, as well as costs for manufacturing equipment to be used in the facility. In January 2020, after achieving the regulatory qualifications required to bring it to its intended use, the Company placed the manufacturing facility and manufacturing equipment into service. In connection with placing the manufacturing facility into service, $30.5 million and $7.8 million of construction-in-progress was transferred to depreciating asset accounts classified as manufacturing facility and manufacturing equipment, respectively. The Company continues to incur capital asset expenditures related to the operation of the manufacturing facility.

Depreciation and amortization expense was $5.7 million, $3.0 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$8,124	$5,045
Accrued external research and development expenses	3,156	6,715
Accrued manufacturing facility expenses	339	2,824
Accrued general and administrative expenses	1,244	1,136
Other	554	322
	$13,417	$16,042

6. Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Principal amount of long‑term debt	$75,000	$50,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	75,000	50,000
Accrued final interest payment	408	213
Debt discount	(464)	(617)
Long‑term debt, net of discount and current portion	$74,944	$49,596

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

2018 Credit Facility

On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million, in June 2019, the Company made a second borrowing of $25.0 million and in June 2020, the Company made a third and final borrowing of $25.0 million.

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such financial covenants as of December 31, 2020. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of December 31, 2020, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2021	$—
2022	37,500
2023	37,500
2024	—
2025 and thereafter	—
$75,000

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

Upon the closing of the IPO in July 2018, all 51,845,438 shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock and, therefore, there was no outstanding Preferred Stock at December 31, 2020 and 2019.

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

The Company remeasured the fair value of the liability for these preferred stock warrants at each reporting date and recorded any adjustments as other income (expense). The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model, and the resulting change in fair value was recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2018, the Company recorded other expense of $2.2 million.

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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of December 31, 2020, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

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

Stock options granted under the 2014 Plan with service-based vesting conditions generally vested over three or four years and expired after ten years. The 2014 Plan allowed for the early exercise of unvested stock options, subject to certain restrictions, including the ability of the Company to repurchase such options upon an option holder’s termination of employment with the Company if such options had not yet vested. Restricted stock granted under the 2014 Plan with service-based vesting conditions generally vested over three or four years.

The exercise price for stock options granted was not less than the fair value of common shares as determined by the board of directors as of the date of grant. The Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties, as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. Stock options were only granted under the 2014 Plan during the period that the Company was privately held.

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

2018 Equity Incentive Plan

On July 6, 2018, the Company’s board of directors adopted, and its stockholders approved, the 2018 Plan, which became effective on July 16, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 5,708,931, which shall be cumulatively increased on January 1, 2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan and the 2014 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2020, 4,666,559 shares remained available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 2,431,609 shares effective as of January 1, 2021.

2018 Employee Stock Purchase Plan

On July 6, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 16, 2018. A total of 951,488 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the

ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the least of (i) 951,488 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of December 31, 2020, 1,751,650 shares remained available for issuance under the 2018 ESPP. The number of authorized shares reserved for issuance under the ESPP was not increased on January 1, 2021.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock-based awards granted to employees, directors, and non-employees:

	Year ended December 31,
	2020	2019	2018
Risk-free interest rate	1.10%	2.07%	2.71%
Expected volatility	69.4%	76.9%	74.0%
Expected dividend yield	—	—	—
Expected term (in years)	6.05	6.06	6.21

The following table summarizes the Company’s service-based and performance-based option activity since December 31, 2019:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term	value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	15,103,907	$10.41	8.22	$36,006
Granted	4,289,471	7.27
Exercised	(1,037,406)	1.44
Forfeited	(2,395,648)	10.25
Outstanding as of December 31, 2020	15,960,324	$10.17	7.38	$15,018
Vested and expected to vest as of December 31, 2020	15,960,324	$10.17	7.38	$15,018
Options exercisable as of December 31, 2020	7,051,088	$8.12	6.21	$11,798

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $17.7 million and $3.7 million, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $4.51 per share, $8.58 per share and $8.71 per share, respectively.

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

In October 2018, the Company granted to an executive officer an option to purchase 164,400 shares of common stock (“Option A”) at an exercise price of $16.43 per share, vesting upon the achievement of a specified thirty-day average closing price of its common stock and the satisfaction of service-based vesting conditions, and an option to purchase 193,400 shares of common stock (“Option B”) at an exercise price of $16.43 per share, vesting upon the achievement of a specified thirty-day average closing price of its common stock and the achievement of certain other performance-based vesting conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility since its July 2018 IPO and the historical volatility of a publicly traded set of peer companies and the estimated period to achievement of the market condition. Stock-based compensation expense for Option A is being recognized using the graded-vesting method over the longer of the derived service period from the market condition or the explicit service period required to be completed for each vesting tranche. Stock-based compensation expense for Option B is being recognized using the graded-vesting method over the longer of the derived service period from the market condition or the estimated achievement of performance-based conditions. For Option B, stock-based compensation expense is recognized when the achievement of each performance-based vesting condition becomes probable regardless of whether the market condition has been achieved. The aggregate grant date fair value of these options was $4.3 million. During the years ended December 31, 2020, 2019 and 2018 the Company recorded stock-based compensation expense on Option A of $0.6 million, $0.9 million and $0.2 million, respectively. During the year ended December 31, 2020, the Company recorded stock-based compensation expense on Option B of $1.1 million, as one of the performance-based vesting conditions was determined to be probable during the year.

The following table presents, on a weighted average basis, the assumptions used in the Monte Carlo simulation model to determine the fair value of stock-based awards granted to employees:

Year ended December 31,
2018
Risk-free interest rate	3.15%
Expected volatility	69.0%
Expected dividend yield	—
Derived service period (in years)	2.30

The weighted average grant-date fair value of stock options with market-based vesting conditions granted during the year ended December 31, 2018 was $11.88 per share. The Company did not grant market-based stock options during the years ended December 31, 2020 and 2019. During the year ended December 31, 2020 and 2019, none of the outstanding stock awards with market-based vesting conditions were exercised, forfeited or vested and they had no intrinsic value at December 31, 2020.

Restricted Common Stock Awards

The Company has granted restricted common stock with service-based vesting conditions. Shares of unvested restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock award activity since December 31, 2019:

		Weighted average
		grant‑date
	Shares	fair value
Unvested restricted common stock as of December 31, 2019	99,314	$0.526
Issued	—	—
Vested	(99,314)	0.526
Forfeited	—	—
Unvested restricted common stock as of December 31, 2020	—	$—

The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted common stock awards and the fair value of the Company’s common stock. The aggregate intrinsic value of restricted stock awards that vested during the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $16.3 million and $34.0 million, respectively.

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

In January 2017 and May 2017, the Company issued 3,667,014 shares and 1,100,000 shares, respectively, of restricted common stock at prices of $0.19 per share and $1.65 per share, respectively, to the chairman of the Company’s board of directors in exchange for two promissory notes totaling $2.5 million. The promissory notes are partial-recourse, but were treated as nonrecourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory note was recorded on the Company’s consolidated balance sheet. All of the stock-based awards issued to the chairman of the Company’s board of directors were issued for his services as a consultant and prior to the adoption of ASU 2018-07, which was effective January 1, 2018, were being accounted for as non-employee stock-based awards. As a result, stock-based compensation expense related to the awards was being recognized over the requisite service period of the award based on the remeasured fair value of the award at each reporting period until the award vested, which was determined using the Black-Scholes option-pricing model. Upon the adoption of ASU 2018-07, the Company valued the remaining unvested options issued to non-employees as of January 1, 2018 and is recognizing stock-based compensation over the remaining vesting period. Effective January 1, 2018, the Company no longer remeasures the fair value of options granted to non-employees at each reporting period end (see Note 2). On June 21, 2018, the aggregate principal balance of both promissory notes of $2.5 million and all interest that had accrued thereon, totaling $0.1 million, was forgiven by the Company and the promissory notes were terminated (see Note 15). The forgiveness of these promissory notes by the Company was treated as an option modification and resulted in the recognition of incremental stock-based compensation expense of $1.5 million during the year ended December 31, 2018, which represents the change in the fair value of the award on the modification date. Stock-based compensation expense related to these awards continued to be recognized until the completion of the requisite service period of the awards in January 2020. The aggregate amount of stock-based compensation expense related to these restricted stock awards recognized during the years ended December 31, 2020, 2019 and 2018 was less than $0.1 million, $7.6 million and $7.3 million, respectively.

Restricted Stock Units

The Company has also granted restricted stock units to its employees. During the year ended December 31, 2019, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse over three years from date of grant. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. The following table summarizes the Company’s restricted stock unit activity since December 31, 2019:

		Weighted average
		grant‑date
	Shares	fair value
Unvested restricted common stock as of December 31, 2019	277,200	$10.660
Issued	—	—
Vested	—	—
Forfeited	(25,200)	10.660
Unvested restricted common stock as of December 31, 2020	252,000	$10.660

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2020	2019	2018
Research and development expenses	$8,023	$9,011	$3,787
General and administrative expenses	25,642	32,260	23,741
	$33,665	$41,271	$27,528

Stock-based compensation expense for the year ended December 31, 2018 includes $2.2 million of stock-based compensation expense related to options for the purchase of an aggregate of 447,000 shares of common stock that have non-market, performance-based vesting conditions for which the performance condition was achieved during the year ended December 31, 2018. During 2019, options for the purchase of 257,854 shares of common stock were canceled before the performance conditions were met. As of December 31, 2020 and 2019, the Company has no outstanding options with non-market, performance-based vesting conditions.

As of December 31, 2020, total unrecognized compensation cost related to unvested stock-based awards was $43.2 million, which is expected to be recognized over a weighted average period of 1.8 years.

11. Income Taxes

During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended
	December 31,
	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.2)	(6.2)
Federal and state research and development tax credits	(5.9)	(6.0)
Stock‑based compensation expense	0.4	0.7
Other	0.5	0.5
Increase in deferred tax asset valuation allowance	32.2	32.0
Effective income tax rate	—%	—%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$97,791	$61,160
Research and development tax credit carryforwards	23,524	13,525
Accrued expenses	2,241	1,142
Capitalized intellectual property costs	1,123	1,073
Capitalized research and development expense	97	109
Operating lease liabilities	11,394	12,952
Stock‑based compensation expense	15,847	9,156
Total deferred tax assets	152,017	99,117
Deferred tax liabilities:
Operating lease assets	(11,050)	(12,720)
Depreciation and other	(1,090)	(513)
Total deferred tax liabilities	(12,140)	(13,233)
Valuation allowance	(139,877)	(85,884)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $357.3 million and $360.1 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $320.1 million which carryforward indefinitely. The state NOLs expire at various dates through 2040. As of December 31, 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $15.3 million and $9.0 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively. During the year ended December 31, 2020, deferred tax assets, before valuation allowance, increased by approximately $52.9 million mainly due to the operating loss incurred by the Company during that period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2020 and 2019, and were as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Valuation allowance as of beginning of year	$85,884	$33,666	$12,575
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	53,993	52,218	21,091
Valuation allowance as of end of year	$139,877	$85,884	$33,666

As of December 31, 2020 and 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns in the U.S. and Massachusetts, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2016 to the present; however, carryforward attributes that were generated prior to January 1, 2016 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

12. Commitments and Contingencies

License Agreement with the Whitehead Institute for Biomedical Research

The Company has a license agreement with the Whitehead Institute for Biomedical Research (“WIBR”), as amended, under which the Company has been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of the Company’s red blood cell therapies (the “WIBR License”). The Company is obligated to pay WIBR annual license maintenance fees of less than $0.1 million, as well as patent-related costs, including legal fees, and low single-digit royalties based on annual net sales of licensed products and licensed services by the Company and its sublicensees. Based on the progress the Company makes in the advancement of products covered by the licensed patent rights, the Company is required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, the Company is required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by the Company on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

The Company has the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of contract or in the event of the Company’s bankruptcy, liquidation, insolvency or cessation of business related to the license.

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the years ended December 31, 2020 and 2019, the Company made matching contributions of $0.8 million and $0.6 million, respectively.

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

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that an agreement with a contract manufacturing supplier constituted a lease under ASC 842 as the Company has the right to substantially all the economic benefits from the use of the asset and can direct the use of the asset. The Company entered into the agreement during the first quarter of 2019. The lease commenced during March 2019 and was scheduled to expire 22 months from commencement date with no stated option to extend the term. The lease was cancelled prior to expiration during the first quarter of 2020, resulting in derecognition of the lease assets and operating lease liabilities.

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and, therefore, has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. Assets under operating lease at December 31, 2020 were $40.4 million. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of December 31, 2020, minimum lease payments under the Company’s operating leases are as follows (in thousands):

Year ending December 31,
2021	$8,962
2022	7,397
2023	7,390
2024	7,601
2025	7,818
Thereafter	14,241
53,409
Less: imputed interest	(11,702)
$41,707

The Company has not entered any material financing leases as of December 31, 2020.

Additional Lease Information Related to the Application of ASC 840

Rent expense for the year ended December 31, 2018 was $2.4 million.

Lease Portfolio

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	Year ended December 31,	Year ended December 31,
	2020	2019
Lease Cost
Operating lease cost	$9,240	$7,208
Short-term lease cost	24	127
Variable lease cost	1,916	1,976
Sublease income	(1,017)	(908)
Total lease cost	$10,163	$8,403

Operating Leases
Operating lease, right-of-use-asset	$40,447	$46,559
Operating lease liabilities	$8,945	$10,540
Operating lease liabilities, net of current portion	$32,762	$36,867

Other information:
Weighted average remaining lease term - operating leases	6.70 years	7.47 years
Weighted-average discount rate - operating leases	7.60%	7.58%

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(167,731)	$(163,458)	$(89,195)

Denominator:
Weighted average common shares outstanding, basic and diluted	80,624,608	78,688,878	39,285,468
Net loss per share, basic and diluted	$(2.08)	$(2.08)	$(2.27)

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

	Year ended December 31,
	2020	2019	2018
Unvested restricted common stock (1)	252,000	376,514	2,230,235
Stock options to purchase common stock	16,318,124	15,103,907	14,784,770
	16,570,124	15,480,421	17,015,005

(1)	Includes unvested restricted stock and, in 2018, vested restricted stock issued for promissory notes.

15. Related Parties

In January 2017, the Company loaned $0.7 million to the chairman of its board of directors to purchase shares of common stock pursuant to a promissory note and a restricted stock agreement (see Note 10). In May 2017, the Company loaned $1.8 million to the chairman of its board of directors to purchase shares of common stock pursuant to a promissory note and a restricted stock agreement (see Note 10). The January 2017 promissory note provided that the unpaid principal amount of the loan bore interest at 1.97% annually, and the May 2017 promissory note provided that the unpaid principal amount of the loan bore interest at 2.04% annually. Interest was payable annually or was converted to principal and payable at the maturity date. The maturity date of the promissory notes occurred on the earliest of (i) seven years from the issuance date of the notes, (ii) 60 days following the date of termination of services of the borrower, and (iii) immediately prior to an initial filing of a registration statement by the Company. The promissory notes were partial-recourse and secured by a pledge of the shares of common stock purchased with the promissory notes. As of December 31, 2017, no amounts were due to the Company and no amounts had been received by the Company as repayment of these promissory notes. On June 21, 2018, the aggregate principal balance of both promissory notes of $2.5 million and all interest that had accrued thereon, totaling $0.1 million, was forgiven by the Company and the promissory notes were terminated.

In April 2017, the Company loaned $0.2 million to an executive officer of the Company to purchase shares of common stock pursuant to two promissory notes and two restricted stock agreements (see Note 10). The promissory notes provided that the unpaid principal amount of the loans bore interest at 2.05% annually, and interest was payable annually or was converted to principal and payable at the maturity date. The maturity date of the promissory notes occurred on the earliest of (i) seven years from the issuance date of the notes, (ii) 60 days following the date of termination of employment of the borrower, and (iii) immediately prior to an initial filing of a registration statement by the Company. The promissory notes were partial-recourse and secured by a pledge of the shares of common stock purchased with the promissory notes. As of December 31, 2017, no amounts were due to the Company and no amounts had been received by the Company as repayment of these promissory notes. On June 21, 2018, the aggregate principal balance of both promissory notes of $0.2 million and all interest that had accrued thereon, totaling less than $0.1 million, was repaid in full by the executive officer and the promissory notes were terminated.

16. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2020 and 2019. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—
Total operating expenses	48,850	37,697	40,185	39,716
Loss from operations	(48,850)	(37,697)	(40,185)	(39,716)
Net loss	(48,486)	(37,854)	(40,852)	(40,539)
Net loss per share, basic and diluted	$(0.60)	$(0.47)	$(0.51)	$(0.50)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Consolidated Statements of Operations Data:
Revenue	$—	$—	$—	$—
Total operating expenses	34,406	41,285	48,482	45,428
Loss from operations	(34,406)	(41,285)	(48,482)	(45,428)
Net loss	(32,581)	(39,390)	(47,015)	(44,472)
Net loss per share, basic and diluted	$(0.42)	$(0.50)	$(0.59)	$(0.56)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

(b) Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 23, 2018).

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 23, 2018).

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K (File No. 001‑38586) filed on March 12, 2020).

4.2	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 2, 2018).

4.3

Second Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated February 23, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.1#

2018 Stock Option and Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018).

10.2#	2018 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018).

10.3#	Amended and Restated 2014 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.4#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.5#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 2, 2018).

10.6#

Second Amended and Restated Chairman Agreement dated as of June 21, 2018 by and between Rubius Therapeutics, Inc. and David Epstein (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.7#	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.8#	Form of Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.9

Form of Senior Indenture between Rubius Therapeutics, Inc. and one or more trustees to be named (Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

10.10

Form of Subordinated Indenture between Rubius Therapeutics, Inc. and one or more trustees to be named (Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

10.11

Distribution Agreement dated August 1, 2019 by and among Rubius Therapeutics, Inc. and J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (Incorporated by reference to Exhibit 1.2 to the Registrant’s Form S-3 (File No. 333-232955) filed on August 1, 2019).

10.12

Loan and Security Agreement dated November 20, 2015 by and between Rubius Therapeutics, Inc. and Pacific Western Bank (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.13

First Amendment to the Loan and Security Agreement dated as of September 16, 2019 between Rubius Therapeutics, Inc. and Solar Capital Ltd. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38586) filed on August 13, 2019).

10.14

Lease Agreement dated January 18, 2018 by and between Rubius Therapeutics, Inc. and ARE-MA Region No. 58, LLC (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.15

First Amendment to Lease dated November 9, 2018 by and between Rubius Therapeutics, Inc. and ARE-MA Region No. 58, LLC (Incorporated by reference to Exhibit 10.11.1 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K(File No. 001-38586) filed on May 15, 2019).

10.16

Exclusive Patent License Agreement dated January 28, 2016 by and between Rubius Therapeutics, Inc. and the Whitehead Institute for Biomedical Research (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.17

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

10.18

Second Amendment to Exclusive Patent License Agreement dated July 25, 2018 by and between Rubius Therapeutics, Inc. and the Whitehead Institute for Biomedical Research (Incorporated by reference to Exhibit 10.12.1 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on May 15, 2019).

10.19#

Employment Agreement between Rubius Therapeutics, Inc. and Pablo Cagnoni, M.D. dated July 2, 2018 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018).

10.20#

Employment Agreement between Rubius Therapeutics, Inc. and Maiken Keson-Brookes, dated October 7, 2019 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on 10-K (File No. 001-38586) filed on March 12, 2020).

10.21#

Employment Agreement between Rubius Therapeutics, Inc. and Christina Coughlin, dated December 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38586) filed on May 11, 2020).

10.22#

Employment Agreement between Rubius Therapeutics, Inc. and Laurence Turka, dated January 4, 2020. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38586) filed on May 11, 2020).

10.23#

Employment Agreement between Rubius Therapeutics, Inc. and Jose Carmona, dated September 23, 2020. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on September 23, 2020).

10.24#

Separation Agreement between Rubius Therapeutics, Inc. and Andrew M. Oh, dated June 29, 2020. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38586) filed on August 10, 2020).

21.1*	List of Subsidiaries of Rubius Therapeutics, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

]
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
˄	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the Securities and Exchange Commission.
˄˄

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

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
Pablo J. Cagnoni
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Pablo Cagnoni and Jose Carmona, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pablo J. Cagnoni	Chief Executive Officer, Director	February 23, 2021
Pablo J. Cagnoni, M.D.	(Principal Executive Officer)

/s/ Jose Carmona	Chief Financial Officer	February 23, 2021
Jose Carmona	(Principal Financial Officer and Principal Accounting Officer)

/s/ David R. Epstein	Chairman of the Board of Directors	February 23, 2021
David R. Epstein

	Director	February 23, 2021
Noubar B. Afeyan, Ph.D.

/s/ Francis Cuss	Director	February 23, 2021
Francis Cuss, M.B., B.Chir., FRCP

/s/ Natalie Holles	Director	February 23, 2021
Natalie Holles

/s/ Anne Prener	Director	February 23, 2021
Anne Prener, M.D., Ph.D.

/s/ Michael Rosenblatt	Director	February 23, 2021
Michael Rosenblatt, M.D.

/s/ Catherine A. Sohn	Director	February 23, 2021
Catherine A. Sohn, Pharm.D.

/s/ Jonathan R. Symonds	Director	February 23, 2021
Jonathan R. Symonds, CBE