Form 10-Q
period 2021-03-31
Rubius Therapeutics, Inc.
filed 2021-05-10
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2021, the registrant had 89,316,801 shares of common stock, $0.001 par value per share, outstanding.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;

●	we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;

●	our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially;

●	the successful development of cellular therapeutics, such as our investigational RCTs, is highly uncertain;

●	our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;

●	the FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict;

●	clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;

●	our ongoing and planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

●	positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates;

●	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;

●	we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;

●	the effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials;

●	if we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED PLATFORM, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;

●	we intend to rely on patent rights and the status of our product candidates, if approved, as products eligible for exclusivity under the Biologics Price Competition and Innovation Act (BPCIA). If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets;

●	third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED PLATFORM and other technologies;

●	our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	we have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful; and

●	we do not have extensive experience as a company managing a manufacturing facility.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$288,086	$91,165
Investments	42,564	85,122
Prepaid expenses and other current assets	5,608	5,224
Total current assets	336,258	181,511
Operating lease, right-of-use-asset	39,106	40,447
Property, plant and equipment, net	53,293	53,952
Restricted cash	1,573	1,573
Other assets	—	311
Total assets	$430,230	$277,794
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,810	$5,478
Accrued expenses and other current liabilities	7,587	13,417
Current portion of long-term debt	9,375	—
Operating lease liabilities	8,897	8,945
Total current liabilities	30,669	27,840
Long-term debt, net of discount and current portion	66,262	74,944
Other long-term liabilities	654	688
Operating lease liabilities, net of current portion	31,662	32,762
Total liabilities	129,247	136,234
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 89,187,527 and 81,053,651 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	89	81
Additional paid-in capital	823,688	621,946
Accumulated other comprehensive income	7	4
Accumulated deficit	(522,801)	(480,471)
Total stockholders' equity	300,983	141,560
Total liabilities and stockholders' equity	$430,230	$277,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	27,677	36,186
General and administrative	13,240	12,664
Total operating expenses	40,917	48,850
Loss from operations	(40,917)	(48,850)
Other income (expense):
Interest income	26	1,049
Interest expense	(1,748)	(985)
Other income, net	309	300
Total other income (expense), net	(1,413)	364
Net loss	(42,330)	(48,486)
Net loss per share, basic and diluted	$(0.51)	$(0.60)
Weighted average common shares outstanding, basic and diluted	82,314,577	80,271,848

Comprehensive loss:
Net loss	$(42,330)	$(48,486)
Other comprehensive income (loss):
Unrealized gains on investments, net of tax of $0	3	456
Comprehensive loss	$(42,327)	$(48,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(42,330)	$(48,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,642	8,488
Depreciation and amortization expense	1,496	1,789
Amortization (accretion) of premium (discount) on investments	61	(29)
Non-cash interest expense	693	87
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(384)	914
Operating lease, right-of-use-asset	1,347	1,579
Accounts payable	(757)	905
Accrued expenses and other current liabilities	(6,325)	(3,954)
Other long-term liabilities	(34)	—
Operating lease liabilities	(1,148)	(1,308)
Net cash used in operating activities	(38,739)	(40,015)
Cash flows from investing activities:
Purchases of property, plant and equipment	(748)	(2,851)
Purchases of investments	—	(10,001)
Sales and maturities of investments	42,500	105,000
Net cash provided by investing activities	41,752	92,148
Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of commissions and underwriting discounts	188,000	—
Proceeds from issuance of common stock upon exercise of stock options	5,908	486
Net cash provided by financing activities	193,908	486
Net increase in cash, cash equivalents and restricted cash	196,921	52,619
Cash, cash equivalents and restricted cash at beginning of period	92,901	93,633
Cash, cash equivalents and restricted cash at end of period	$289,822	$146,252

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$1,054	$895
Cash paid for leases	$1,901	$2,147
Lease asset derecognized upon lease cancellation	$—	$982

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$408	$923
Offering costs included in accounts payable and accrued expenses	$494	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balances at December 31, 2020	81,053,651	$81	$621,946	$4	$(480,471)	$141,560
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs of $800	6,896,552	7	187,193	—	—	187,200
Issuance of common stock upon exercise of stock options	1,237,324	1	5,907	—	—	5,908
Stock-based compensation expense	—	—	8,642	—	—	8,642
Unrealized gains on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(42,330)	(42,330)
Balances at March 31, 2021	89,187,527	$89	$823,688	$7	$(522,801)	$300,983

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balances at December 31, 2019	80,016,245	$80	$586,798	$75	$(312,740)	$274,213
Issuance of common stock upon exercise of stock options	413,721	—	486	—	—	486
Stock-based compensation expense	—	—	8,488	—	—	8,488
Unrealized gains on investments	—	—	—	456	—	456
Net loss	—	—	—	—	(48,486)	(48,486)
Balances at March 31, 2020	80,429,966	$80	$595,772	$531	$(361,226)	$235,157

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

On March 18, 2021, the Company completed an underwritten public offering (“Offering”), pursuant to which it issued and sold 6,896,552 shares of common stock. The aggregate net proceeds received by the Company from the Offering were $188.0 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $0.8 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $42.3 million for the three months ended March 31, 2021 and $167.7 million for the year ended December 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $522.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 10, 2021, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

The Company has financed its operations to date primarily through private placements, proceeds from its IPO and the Offering and borrowings under credit facilities. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and developing manufacturing capabilities. The Company will need to raise additional funds through public or private equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements to fund operations. The Company may not be able to obtain financing, or enter into collaboration or other arrangements, on acceptable terms, or at all. Furthermore, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company may need to delay, scale back or discontinue some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2021 and condensed consolidated results of operations for the three months ended March 31, 2021 and 2020 and the condensed consolidated cash flows for the three months ended March 31, 2021 and 2020 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. In the condensed consolidated financial statements, the Company uses estimates and assumptions related to the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of March 31, 2021, consisted of money market accounts, U.S. government money market funds, U.S. government treasury bills and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of both March 31, 2021 and December 31, 2020, the Company maintained letters of credit totaling $1.7 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.

Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $289.8 million and $146.3 million for the three months ended March 31, 2021 and 2020, respectively, of which $1.7 million and $1.7 million was restricted cash, respectively.

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

Recently Adopted Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance is effective for the Company for annual and interim periods beginning after December 31, 2020; however, early adoption is permitted. The Company adopted this standard as of January 1, 2021 on a prospective basis. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$42,557	$7	$—	$—	$42,564
	$42,557	$7	$—	$—	$42,564

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$85,118	$6	$(2)	$—	$85,122
	$85,118	$6	$(2)	$—	$85,122

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at March 31, 2021 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$275,347	$—	$—	$275,347
Investments:
U.S. treasury bills and notes	—	42,564	—	42,564
	$275,347	$42,564	$—	$317,911

	Fair value measurements at December 31, 2020 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$88,814	$—	$—	$88,814
Investments:
U.S. treasury bills and notes	—	85,122	—	85,122
	$88,814	$85,122	$—	$173,936

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the three months ended March 31, 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2021.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$1,300	$1,300
Manufacturing facility	30,969	30,969
Manufacturing equipment	8,773	8,782
Laboratory equipment	17,136	16,639
Computer equipment	2,212	2,118
Furniture and fixtures	1,228	1,228
Leasehold improvements	444	444
Construction-in-progress	2,860	2,605
	64,922	64,085
Less: Accumulated depreciation and amortization	(11,629)	(10,133)
	$53,293	$53,952

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$2,954	$8,124
Accrued external research and development expenses	2,264	3,156
Accrued manufacturing facility expenses	382	339
Accrued general and administrative expenses	1,439	1,244
Other	548	554
	$7,587	$13,417

6. Debt

On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd., now SLR Investment Corp., as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount will be funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million. In June 2019, the Company made a second borrowing of $25.0 million and in June 2020, the Company made a third and final borrowing of $25.0 million.

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such financial covenants as of March 31, 2021. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of March 31, 2021, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2021 (nine months ending December 31)	$—
2022	37,500
2023	37,500
2024	—
2025 and thereafter	—
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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of March 31, 2021, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

On March 18, 2021, the Company completed the Offering, pursuant to which it issued and sold 6,896,552 shares of common stock. The aggregate net proceeds received by the Company from the Offering were $188.0 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $0.8 million.

8. Stock-Based Compensation

Service-Based Stock Options

During the three months ended March 31, 2021, the Company granted options with service-based vesting conditions for the purchase of 2,459,661 shares of common stock with a weighted average exercise price of $12.53 per share and a weighted average grant-date fair value of $8.37 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$2,531	$2,111
General and administrative expenses	6,111	6,377
	$8,642	$8,488

As of March 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $60.4 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three months ended March 31, 2021 and 2020, the Company made matching contributions of $0.3 million and $0.3 million, respectively.

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

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(42,330)	$(48,486)

Denominator:
Weighted average common shares outstanding, basic and diluted	82,314,577	80,271,848
Net loss per share, basic and diluted	$(0.51)	$(0.60)

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

	March 31,
	2021	2020
Unvested restricted common stock	724,854	299,700
Stock options to purchase common stock	17,416,717	16,949,462
	18,141,571	17,249,162

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on February 23, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company that is genetically engineering red blood cells to create an entirely new class of cellular medicines called Red Cell Therapeutics (RCTs). Based on the premise that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary and highly versatile platform, called the RED PLATFORM, to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies for the treatment of cancer and autoimmune diseases. RCTs are expected to provide advantages over other cell therapies, or agonist antibody and recombinant cytokine approaches, including generating a broad anti-tumor response with a wide therapeutic window and limited side effects given the biodistribution of RCTs to the vasculature and spleen. Additionally, RCTs do not have the complex logistics of other cell therapies, as RCT are prepared in the pharmacy, administered in an outpatient setting and do not require lymphodepletion prior to administration.

In the first quarter of 2021, we demonstrated strong execution across our pipeline of Red Cell Therapeutics with significant progress in our oncology programs with our lead clinical candidates, RTX-240, and our lead artificial antigen presenting cell, or aAPC, program, RTX-321. We reported initial clinical data from RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors in March 2021. The data in solid tumors was presented at the American Association for Cancer Research (AACR) conference in April 2021. In the preliminary safety (n=16) and efficacy (n=15) findings, we observed single-agent activity of RTX-240 with no Grade 3 or 4 adverse events or dose-limiting toxicities reported. We are currently dosing patients in the Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors for RTX-240. We continue to enroll patients in the third and fourth dose cohorts of the Phase 1 clinical trial of RTX-240 for relapsed/refractory acute myeloid leukemia (AML). We are also currently dosing additional patients in the Phase 1 clinical trial of RTX-321 in patients with advanced HPV 16-positive cancers, including cervical cancer, head and neck cancer and anal cancer. Our manufacturing facility in Smithfield, Rhode Island, continues to provide cGMP supply for these three ongoing clinical trials.

Finally, we continue to advance our earlier-stage autoimmune program in Type I diabetes and explore ways in which to apply the RED PLATFORM across the remainder of our pipeline.

We believe the initial clinical data from the RTX-240 clinical trial provides initial proof-of-concept of the RED PLATFORM by providing evidence that red blood cells can be engineered to mimic the human immune system and stimulate adaptive and innate immunity to generate clinical responses in cancer patients with refractory disease.

Highlights of our most advanced RCT product candidates, RTX-240 and RTX-321, are described further below.

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

In March 2021, we reported initial safety (n=16) and efficacy (n=15) data from the RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors. The solid tumor data was presented at the American Association for Cancer Research (AACR) conference in April. Five dose cohorts were completed in the solid tumor trial at the time of the data cutoff on February 28, 2021 and the data analysis was based on RECIST v1.1. criteria. We observed the following:

●	no treatment-related Grade 3 or Grade 4 adverse events or dose limiting toxicities;
●	most common treatment-related Grade 1/2 adverse events were fatigue, chills, nausea, decreased appetite and arthralgias. There was a single Grade 1 event of liver toxicity;
●	two responses were observed in the study including a confirmed partial response (PR) in a patient with metastatic anal cancer and an unconfirmed PR in a patient with metastatic uveal melanoma. Both patients’ disease had progressed on prior anti-PD-1 or anti-PD-L1 therapy;
●	stable disease (SD) was observed in six patients, including four patients with stable disease for at least 12 weeks in non-small cell lung cancer, soft tissue sarcoma, pancreatic cancer and prostate cancer;
●	pharmacodynamic effects showed the activation and/or expansion of the key NK and/or T cells types in all patients (n=16); and
●	analysis of tumor biopsies from two solid tumor and one AML patient showed evidence of immune cell trafficking of activated NK and T cells into the tumor microenvironment.

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

We are currently continuing with dose and schedule optimization and enrollment continues in our RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors.

Additionally, we are currently dosing patients in the third and fourth cohorts of the second Phase 1 arm of the ongoing Phase 1/2 RTX-240 clinical trial for the treatment of relapsed/refractory AML.

In March 2021, we presented preliminary trafficking data from the first patient in the trial indicating strong accumulation of activated, granzyme B-positive NK and T cells in the bone marrow, which is the site of disease in AML. NK cells can exhibit potent anti-tumor activity against AML, but tumor-associated mechanisms often suppress the proper function of NK cells leading to disease progression. When NK cells are restored to their full anti-tumor potential, their cytolytic activity predicts a better long-term outcome for patients with AML. Reconstitution of NK cells post high-dose chemotherapy or transplant are strong prognostic indicators of overall survival. We believe RTX-240 has the potential to improve the standard of care in treatment of advanced AML, especially as a maintenance therapy following remission, given its encouraging emerging safety profile and unique mechanism of action designed to activate and expand NK and T cells.

RTX-321

We are dosing patients in a Phase 1 clinical trial for RTX-321 for the treatment of patients with human papillomavirus (HPV) 16-positive cancers. RTX-321 is an allogeneic, off-the-shelf artificial antigen-presenting cell (aAPC) therapy product candidate that is engineered to induce a tumor-specific immune response by expanding antigen-specific T cells. RTX-321 expresses hundreds of thousands of copies of an HPV peptide antigen bound to major histocompatibility complex (MHC) class I proteins, the costimulatory molecule 4-1BBL and the cytokine IL-12 on the cell surface to mimic human T cell-APC interactions. As part of our IND filing, we included frozen drug substance for the first time as part of the manufacturing process, allowing a truly off-the-shelf cellular therapy product candidate with a potential shelf life of several years based on preliminary stability data.

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

Manufacturing

We have generated hundreds of RCT product candidates using our RED PLATFORM and are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired, renovated and operationalized a manufacturing facility in Smithfield, RI, that is are currently providing cGMP supply for our three ongoing Phase 1 clinical trials: RTX-240 in advanced solid tumors, RTX-240 in relapsed/refractory AML and RTX-321 in HPV-16-positive cancers. Since operationalizing the facility, we have achieved the following milestones:

●	increased productivity in manufacturing of cGMP supply of RTX-240 in 50L bioreactors;
●	increased RTX-240 liquid in-vial shelf life from approximately 28 to 52 days;
●	for RTX-240, continuously met red blood cell identity (CD233+, mean corpuscular hemoglobin, purity, enucleation cell population) and target product profile criteria (protein expression, cell viability) for clinical supply lots; and
●	introduced frozen drug substance for the first time as part of the IND application for RTX-321, resulting in a truly off-the-shelf potential cellular therapy with a potential shelf life of up to several years. Following liquid reformulation, RTX-321 drug product has an in-vial shelf life of 52 days.

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

On July 20, 2018, we completed our IPO pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. In August 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC with respect to an at-the-market, or ATM, offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $100.0 million. We have not yet sold any shares of our common stock under the ATM offering program. In March 2021, we completed the Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $188.0 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $0.8 million.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $42.3 million for the three months ended March 31, 2021 and $167.7 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $522.8 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Furthermore, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we may need to delay, scale back or discontinue some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects.

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

As of March 31, 2021, we had cash, cash equivalents and investments of $330.7 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these condensed consolidated financial statements. See “—Liquidity and Capital Resources.”

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

While the COVID-19 pandemic did not significantly impact our results of operations during 2020, the ultimate impact on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, including the identification of new strains of COVID-19, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, distribution of vaccines, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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

Our direct research, manufacturing and development expenses are tracked on a program-by-program basis for clinical candidates. These consist mostly of fees, reimbursed materials, testing and other costs paid to consultants, contractors, CMOs and CROs, as well as the cost of materials incurred for internal manufacturing. In addition, we allocate the cost of operating our manufacturing facility to research and development program costs, consisting of associated personnel costs, other than stock-based compensation expense, and manufacturing facility costs, including depreciation. We do not allocate costs associated with our platform development, early stage research and shared research and development, including associated personnel costs, laboratory supplies, non-manufacturing facilities expenses and other indirect costs, to research and development programs, because these costs are deployed across multiple programs and our technology platform and, as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	raising additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;
●	the impact of the COVID-19 pandemic on our operations, clinical trials and supply chain;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;

●	the commercialization of our product candidates, if and when approved;
●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	27,677	36,186	(8,509)
General and administrative	13,240	12,664	576
Total operating expenses	40,917	48,850	(7,933)
Loss from operations	(40,917)	(48,850)	7,933
Other income (expense):
Interest income	26	1,049	(1,023)
Interest expense	(1,748)	(985)	(763)
Other income, net	309	300	9
Total other income (expense), net	(1,413)	364	(1,777)
Net loss	$(42,330)	$(48,486)	$6,156

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change

	(in thousands)
Research and development program expenses:
Rare disease	$197	$6,898	$(6,701)
Cancer	11,742	9,915	1,827
Platform development, early-stage research and unallocated expenses:
Personnel-related	6,388	8,147	(1,759)
Stock-based compensation expense	2,531	2,111	420
Contract research and development	1,328	2,616	(1,288)
Laboratory supplies and research materials	1,759	3,002	(1,243)
Facility related and other	3,732	3,497	235
Total research and development expenses	$27,677	$36,186	$(8,509)

Research and development expenses were $27.7 million for the three months ended March 31, 2021, compared to $36.2 million for the three months ended March 31, 2020. The decrease in direct costs related to our rare disease program of $6.7 million was due to the decision in March 2020 to deprioritize development of our rare disease programs and discontinue the RTX-134 Phase 1b clinical trial. The increase in direct costs of $1.8 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to CRO and internal manufacturing costs incurred in connection with both arms of our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors and AML and for our Phase 1 clinical trial of RTX-321 for the treatment of HPV16-positive cancers. We expect these costs to continue to increase as we expand our clinical development activities in our cancer programs. Platform development, early-stage research and unallocated expenses decreased by $3.6 million due to reductions in contract research and development of $1.3 million and laboratory supplies and research materials of $1.2 million resulting from the shift in activities to support our oncology clinical programs and a reduction in onsite activities in connection with our response to the COVID-19 pandemic. Personnel-related costs also reduced by $1.8 million as a result of non-recurring expenses incurred in the first quarter of 2020. The increase in stock-compensation expense of $0.4 million was driven by an increase in the market price of our common stock resulting in a higher valuation of options granted during the first quarter of 2021.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change

	(in thousands)
Personnel-related	$3,125	$3,085	$40
Stock-based compensation expense	6,111	6,377	(266)
Professional and consultant fees	2,275	1,837	438
Facility related and other	1,729	1,365	364
Total general and administrative expenses	$13,240	$12,664	$576

General and administrative expenses were $13.2 million for the three months ended March 31, 2021, compared to $12.7 million for the three months ended March 31, 2020. The increase in general and administrative expenses of $0.6 million was primarily due to increases in professional and consultant fees of $0.4 million driven by increased patent costs as we expand our patent portfolio and an increase of $0.4 million in facility related and other costs due to increases in building operating costs and non-capitalized software costs. These increases are offset by a $0.3 million reduction in stock-based compensation expense due to restricted stock awards that fully vested during the first quarter of 2020.

Interest Income

Interest income was less than $0.1 million for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020. Interest income decreased due to reduced invested balances as cash was used to fund operations, as well as reduced interest rates.

Interest Expense

Interest expense was $1.7 million for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020. The increase in interest expense was principally due to higher outstanding borrowings in connection with our 2018 Credit Facility (as defined below).

Other Income, Net

Other income, net was $0.3 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. The change in other income, net was not significant during the period.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt with proceeds from our IPO and, most recently, with proceeds from our March 2021 underwritten equity offering, described further below. As of March 31, 2021, we had cash, cash equivalents and investments of $330.7 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement which provides for aggregate borrowings of up to $75.0 million, all of which were outstanding as of March 31, 2021. In March 2021, we completed the Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $188.0 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $0.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(38,739)	$(40,015)
Cash provided by investing activities	41,752	92,148
Cash provided by financing activities	193,908	486
Net increase in cash, cash equivalents and restricted cash	$196,921	$52,619

Operating Activities

During the three months ended March 31, 2021, operating activities used $38.7 million of cash, primarily resulting from our net loss of $42.3 million, offset by net non-cash charges of $10.9 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the three months ended March 31, 2021 consisted of a $8.3 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $1.0 million.

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

Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities was $41.8 million, consisting of sales and maturities of investments of $42.5 million, offset by purchases of property, plant and equipment of $0.7 million. Our cash purchases of property, plant and equipment relate to the purchase of computer and laboratory equipment installed in our manufacturing facility in Smithfield, Rhode Island and our laboratory space in Cambridge, Massachusetts.

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

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities of $193.9 million consisted primarily of proceeds of $188.0 million, net of commissions and underwriting discounts, and proceeds received from issuance of common stock upon exercise of stock options of $5.9 million from the Offering completed in March 2021.

During the three months ended March 31, 2020, net cash provided by financing activities of $0.5 million consisted of proceeds received from issuance of common stock upon exercise of stock options.

Loan and Security Agreements

In December 2018, or the Closing Date, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million, or the 2018 Credit Facility. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each, on the Closing Date, in June 2019 and in June 2020.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such financial covenants as of March 31, 2021. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than our intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement (the “Distribution Agreement”), with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of March 31, 2021.

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

We believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funding, we may need to delay, scale back or discontinue some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$51,509	$8,897	$14,837	$7,655	$20,120
Debt obligations (2)	85,500	13,538	71,962	—	—
Total	$137,009	$22,435	$86,799	$7,655	$20,120

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under three operating lease agreements that expire in September 2021, January 2027 and August 2028.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the 2018 Credit Facility. For purposes of this table, the interest due under the 2018 Credit Facility was calculated using an assumed interest rate of 7.49% per annum, which was the interest rate in effect as of March 31, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we had cash, cash equivalents and investments of $330.7 million, which consisted of cash, money market accounts, U.S. government money market funds, U.S. government treasury bills and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of March 31, 2021, we had $75.0 million of borrowings outstanding under the 2018 Credit Facility. Outstanding borrowings under the 2018 Credit Facility accrue at a rate of the one-month U.S. LIBOR rate plus 5.50%. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Australia and China. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the three months ended March 31, 2021 and 2020, we reported net losses of $42.3 million and $48.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $522.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of March 31, 2021, we had $330.7 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses, capital expenditure requirements, and debt service payments for at least 12 months from the issuance date of the condensed consolidated financial statements included herein. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our operations through a combination of private or public equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams or research programs or grant licenses on terms unfavorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable.

We have an effective shelf registration statement on Form S-3 (Registration No. 333-232955), or the S-3 Registration Statement, on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million (as of March 31, 2021) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the S-3 Registration Statement could result in dilution of our stockholders and could have a negative impact on our stock price.

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

In December 2018, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. as collateral agent for the lenders party thereto, or the Collateral Agent, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of March 31, 2021, we have borrowed $75.0 million.

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

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the Loan Agreement. If we are unable to repay, refinance or restructure such indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit and the United Kingdom formally left the European Union on January 31, 2020. The transition period during which European Union pharmaceutical law remained applicable to the United Kingdom ended on December 31, 2020. The European Union and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which is provisionally applicable since January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. Since the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to drugs and the approval of drug candidates in the United Kingdom, now that the United Kingdom legislation has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. Given the lack of comparable precedent, it is unclear the extent of the financial, trade and legal implications that the withdrawal of the United Kingdom from the European Union will have and how such withdrawal will affect us. The long-term impact of Brexit, including on our business and our industry, will depend on how the terms of the TCA take effect in practice and any other agreements that are negotiated in relation to the United Kingdom’s future relationship with the European Union. We continue to closely monitor the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

For example, Brexit may result in the United Kingdom significantly altering its regulations affecting the clearance or approval of our drug candidates that are developed in the United Kingdom. Since the expiry of the transition period, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. Any new regulations in the future could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

As of March 31, 2021, we had cash, cash equivalents and investments of $330.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since March 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits, or NOLs or credits (including federal research and development tax credits), to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our earlier private placements, IPO, our recent underwritten offering and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize our NOLs and our credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under this section captioned “Risk factors—Risks related to our financial condition and capital requirements,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

Risks related to future performance

We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

We are early in our development efforts, with our lead oncology product candidate, RTX-240, and our lead aAPC therapy product candidate, RTX-321, each in its first clinical trial. We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-321 and others that may be selected from our preclinical programs. We are currently dosing patients in the ongoing Phase 1/2 trial of RTX-240 in advanced solid tumors, the Phase 1 trial of RTX-240 in relapsed/refractory AML and the Phase 1 trial of RTX-321 for the treatment of advanced human papillomavirus (HPV) 16-positive cancers. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240 and RTX-321, as our first oncology clinical programs, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

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

In addition, if any of our products are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices, or cGMPs, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates post-approval could have a material adverse effect on our business, financial condition and results of operations.

Our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Our RCT technology is relatively new and no products based on genetically engineered red blood cells have been approved to date in the United States or the European Union. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we have not completed clinical trials, we have not yet been able to meaningfully assess safety in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Furthermore, cellular therapies, such as our RCT product candidates, have a limited circulating time in animals as they are recognized as foreign by the host animal and therefore cleared by the complement-mediated reticuloendothelial system, which limits the safety and toxicology assessments that we can conduct in preclinical species. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our RED PLATFORM, or any similar or competitive cellular technologies, will result in the identification, development, and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our RED PLATFORM or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we have initiated or may in the future initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a marketing authorization application, or MAA, to the EMA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our clinical trials will begin or, once begun, will be completed on schedule, if at all.

We may experience delays in completing our preclinical or nonclinical testing and studies and initiating or completing clinical trials. We also may experience numerous unforeseen events that could delay or prevent our ability to initiate or complete our clinical trials or receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of any product candidates may fail to show safety, purity or potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, such as bridging studies, or revise our trial design or testing protocols, which could adversely affect the approvability and commercial viability of our product candidates, or we may decide to abandon product development programs;
●	the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, as was the case in our Phase 1b trial for our discontinued product candidate, RTX-134, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate, and patient enrollment and participation may be affected by the ongoing COVID-19 pandemic;

●	we may need to add new or additional clinical trial sites;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be untimely, insufficient or inadequate or may experience interruptions or delays, including on account of the COVID-19 pandemic and the U.S. government’s utilization of its Defense Production Act authorities and the resulting impact on the biologic supply chain;
●	RCTs may circulate longer or shorter in humans than anticipated;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;
●	unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19, in or around the cities and countries in which we conduct our clinical trials or where our third-party contractors operate; and
●	the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial and, as seen with gene therapies, could impose long-term safety follow-up for any of our clinical trials.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

Developing and obtaining regulatory approval for and commercializing any additional product candidates we identify will require substantial additional funding beyond the net proceeds from our IPO completed in July 2018 and our underwritten offering completed in March 2021 and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance additional product candidates, if any, through the development process.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism or global pandemics, including but not limited to, COVID-19.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks related to our business operations

The effects of health epidemics like the recent COVID-19 pandemic, including recurring surges and waves of infection, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies and ongoing and planned clinical trials. The COVID-19 pandemic could materially affect our operations, including at our headquarters in Massachusetts and our manufacturing facility in Rhode Island, as well as the businesses or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business.

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

Our customers, suppliers and vendors are all subject to these restrictions and orders and are similarly impacted. Fluctuation in infection rates in the regions in which we have business operations has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated restrictions. The uncertain duration and severity of the pandemic, as well as periodic spikes in infection rates, new strains of the virus that causes COVID-19, local outbreaks of the virus, or potential outbreaks, or the broad availability of effective vaccines may impact our preclinical studies or clinical trial operations. The extent of such impact, including on the supply chain for our candidates, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally, including the identification of new strains of COVID-19, could adversely impact our preclinical studies or plans for clinical trials in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we will rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment, including access to study sites, or the advancement of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidates and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Additionally, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials.

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

As of April 30, 2021, we had 231 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Additionally, the scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming, involve substantial costs, and can divert a company’s attention from the business.

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

We are early in our development efforts. The INDs for RTX-240 and RTX-321 have been allowed to proceed by the FDA. We have completed dosing of the fifth cohort in the Phase 1/2 clinical trial for solid tumors and have escalated the dose and continue to enroll patients in the Phase 1 clinical trial for AML. We also recently began dosing patients in the Phase 1 clinical trial of RTX-321 for the treatment of advanced HPV 16-positive cancers. We cannot be sure that submission of any future INDs or subsequent protocol amendments will result in the FDA allowing testing and clinical trials to begin or proceed, or that, once begun, issues will not arise that lead to the suspension or termination of such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to complete clinical trials for RTX-240 or RTX-321 on the timelines currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

European Union drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly certain countries in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.

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

In addition, in most foreign countries, including the European Economic Area, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. Other European Union member states allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Instead of approving a specific price for a medicinal product, a member state may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

Data collection in Europe and some U.S. states is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data in the European Union, or EU, is governed by the GDPR as of May 25, 2018.

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

If we begin conducting trials in the EEA or the UK, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States in compliance with European data protection laws including the GDPR and UK GDPR. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European, UK or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR and UK GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. While there is no obligation for a drug manufacturer to make its drug products available to eligible patients under the Right to Try Act, the Cures Act requires the manufacturer to develop a policy for evaluating and responding to patient requests for expanded access. This policy must be made public and readily available, and must include company contact information and expected response times. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Although we have secured issued United States composition of matter patents related to RTX-240, RTX-321 and RTX-224, we cannot be certain that the claims in our pending patent applications covering the composition of matter of all of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and RED PLATFORM could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of March 31, 2021, most of the patent rights that we own or in-license are currently pending patent applications, except that we own twelve issued U.S. patents and we have two in-licensed U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the components, precursor cells and other materials used to manufacture our products, any interruption or delay in the supply of components, precursor cells or other materials, or our inability to obtain components, precursor cells or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet clinical and commercial demand.

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

We expect that our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercial product, enable more rapid implementation of process changes, and allow for better long-term cost of goods manufactured. However, we do not have extensive experience as a company in setting up, building, managing or operating a manufacturing facility and may never be successful in developing or operating this facility and recognizing its full capabilities. As a result, we may need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. Additionally, if we have failed to select the correct location for our facility, or if we fail to complete any future renovations in an efficient manner, or fail to generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed, or could require changes in the manufacturing process which could trigger the requirement to conduct bridging studies. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, utility failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $3.35 per share and as high as $38.71 per share through April 30, 2021. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

●	the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

●	adverse or uninterpretable results from or delays in clinical trials of our product candidates, such as those we encountered with our Phase 1b clinical trial for RTX-134 which we have since discontinued;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

●	adverse developments concerning the manufacture of our product candidates, such as the difficulties encountered by our former contract manufacturer for clinical supply of our discontinued Phase 1b clinical trial for RTX-134;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations, if needed;

●	our failure to commercialize our product candidates;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	introduction of new products or services by our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or cellular therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	adoption of new accounting standards;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control, including pandemics such as COVID-19.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Additionally, technical factors in the public trading market for our stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), speculation in the press, in the investment community, or on the internet, including on online forums and social media, about us, our industry or our securities, the amount and status of short interest in our securities (including a “short squeeze”), access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than the sales price in previous offerings. If the market price of our common stock does not exceed their purchase price, our stockholders may not realize any return on their investment in us and may lose some or all of their investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. This may make comparison of our condensed consolidated financial statements with the financial statements of another public company that is not an emerging growth company, or an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

The holders of 38,296,526 shares of our common stock as of April 30, 2021 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of March 31, 2021, we estimate that we have used 100% of the net proceeds from the IPO for operations, the purchase of our manufacturing facility and purchases of other property, plant, and equipment. There was no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

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

10.1

Loan and Security Agreement between Rubius Therapeutics, Inc. and Solar Capital Ltd. dated December 21, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8 K (File No. 001-38586) filed on December 21, 2018).

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

RUBIUS THERAPEUTICS, INC.

Date: May 10, 2021	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)