Form 10-Q
period 2021-06-30
Rubius Therapeutics, Inc.
filed 2021-08-09
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 89,773,882 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, results of preclinical studies or clinical trials and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” including, among other things:

●	the success, cost and timing of our product development activities and clinical trials, including the timing of initiation, enrollment in and completion of studies or trials and related preparatory work, availability and timing of clinical trial results, and the success and cost of our research and development programs;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability or the potential to successfully manufacture our product candidates or obtain adequate and timely supply of our product candidates for clinical trials or for commercial use, if approved;
●	our ability to successfully operate our manufacturing facility and any plans for further renovation or expansion;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to obtain regulatory approval, or to maintain such regulatory approval if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	developments relating to cellular therapies, including red blood cell therapies;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development, clinical trials and, if approved, commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

i

●	the impact of global economic and political developments on our business and on our clinical trials, including economic slowdowns or recessions that have resulted from the ongoing outbreak of COVID-19;
●	natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could reduce demand for, or inhibit our ability to develop and manufacture, our product candidates;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations and legislative and regulatory changes;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;

●	we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;

●	our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially;

●	the successful development of cellular therapeutics, such as our investigational Red Cell Therapeutics, or RCTs, is highly uncertain;

●	our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;

●	the FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict;

●	clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;

●	our ongoing and planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

●	positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies or any future clinical trials of our product candidates;

●	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;

●	we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;

●	the effects of health epidemics like the recent and ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations could continue to adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials;

●	if we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED PLATFORM, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;

●	we intend to rely on patent rights and the status of our product candidates, if approved, as products eligible for exclusivity under the Biologics Price Competition and Innovation Act, or BPCIA. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets;

●	third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED PLATFORM and other technologies;

●	our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	we have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful; and

●	we do not have extensive experience as a company managing a manufacturing facility.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$283,233	$91,165
Investments	15,009	85,122
Prepaid expenses and other current assets	6,046	5,224
Total current assets	304,288	181,511
Operating lease, right-of-use-asset	37,723	40,447
Property, plant and equipment, net	52,500	53,952
Restricted cash	1,573	1,573
Other assets	—	311
Total assets	$396,084	$277,794
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,181	$5,478
Accrued expenses and other current liabilities	11,082	13,417
Operating lease liabilities	8,837	8,945
Total current liabilities	25,100	27,840
Long-term debt, net of discount and current portion	75,700	74,944
Other long-term liabilities	620	688
Operating lease liabilities, net of current portion	30,550	32,762
Total liabilities	131,970	136,234
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2021 and December 31, 2020; 89,719,927 and 81,053,651 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	90	81
Additional paid-in capital	837,004	621,946
Accumulated other comprehensive income	1	4
Accumulated deficit	(572,981)	(480,471)
Total stockholders' equity	264,114	141,560
Total liabilities and stockholders' equity	$396,084	$277,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	36,072	26,096	63,749	62,282
General and administrative	13,851	11,601	27,091	24,265
Total operating expenses	49,923	37,697	90,840	86,547
Loss from operations	(49,923)	(37,697)	(90,840)	(86,547)
Other income (expense):
Interest income	26	410	52	1,459
Interest expense	(1,312)	(828)	(3,060)	(1,813)
Other income, net	1,029	261	1,338	561
Total other income (expense), net	(257)	(157)	(1,670)	207
Net loss	(50,180)	(37,854)	(92,510)	(86,340)
Net loss per share, basic and diluted	$(0.56)	$(0.47)	$(1.08)	$(1.07)
Weighted average common shares outstanding, basic and diluted	89,517,784	80,481,756	85,936,079	80,376,830

Comprehensive loss:
Net loss	$(50,180)	$(37,854)	$(92,510)	$(86,340)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(6)	(337)	(3)	119
Comprehensive loss	$(50,186)	$(38,191)	$(92,513)	$(86,221)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(92,510)	$(86,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,239	16,740
Depreciation and amortization expense	3,012	3,565
Amortization (accretion) of premium (discount) on investments	110	97
Non-cash interest expense	807	145
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(821)	(2,414)
Operating lease, right-of-use-asset	2,729	2,868
Accounts payable	(171)	3,084
Accrued expenses and other current liabilities	(2,466)	(4,261)
Other long-term liabilities	(68)	293
Operating lease liabilities	(2,320)	(2,344)
Net cash used in operating activities	(73,459)	(68,567)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,591)	(3,946)
Purchases of investments	—	(57,465)
Sales and maturities of investments	70,000	141,502
Net cash provided by investing activities	68,409	80,091
Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of commissions and underwriting discounts	188,000	—
Payments of offering costs	(360)	—
Payments of debt issuance costs	(150)	—
Proceeds from borrowings under loan and security agreement	—	25,000
Proceeds from issuance of common stock upon exercise of stock options	9,628	742
Net cash provided by financing activities	197,118	25,742
Net increase in cash, cash equivalents and restricted cash	192,068	37,266
Cash, cash equivalents and restricted cash at beginning of period	92,901	93,633
Cash, cash equivalents and restricted cash at end of period	$284,969	$130,899

Supplemental cash flow information:
Cash paid for interest	$1,917	$1,655
Cash paid for leases	$3,806	$4,004

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$288	$556
Offering costs included in accounts payable and accrued expenses	$35	$—
Lease asset derecognized upon lease cancellation	$—	$982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balances at December 31, 2020	81,053,651	$81	$621,946	$4	$(480,471)	$141,560
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs of $800	6,896,552	7	187,193	—	—	187,200
Issuance of common stock upon exercise of stock options	1,237,324	1	5,907	—	—	5,908
Stock-based compensation expense	—	—	8,642	—	—	8,642
Unrealized gains on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(42,330)	(42,330)
Balances at March 31, 2021	89,187,527	$89	$823,688	$7	$(522,801)	$300,983
Issuance of common stock upon exercise of stock options	532,400	1	3,719	—	—	3,720
Stock-based compensation expense	—	—	9,597	—	—	9,597
Unrealized losses on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(50,180)	(50,180)
Balances at June 30, 2021	89,719,927	$90	$837,004	$1	$(572,981)	$264,114

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balances at December 31, 2019	80,016,245	$80	$586,798	$75	$(312,740)	$274,213
Issuance of common stock upon exercise of stock options	413,721	—	486	—	—	486
Stock-based compensation expense	—	—	8,488	—	—	8,488
Unrealized gains on investments	—	—	—	456	—	456
Net loss	—	—	—	—	(48,486)	(48,486)
Balances at March 31, 2020	80,429,966	80	595,772	531	(361,226)	235,157
Issuance of common stock upon exercise of stock options	115,553	—	256	—	—	256
Stock-based compensation expense	—	—	8,252	—	—	8,252
Unrealized losses on investments	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(37,854)	(37,854)
Balances at June 30, 2020	80,545,519	$80	$604,280	$194	$(399,080)	$205,474

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

The Company is continuing to monitor the impact of the novel coronavirus (“COVID-19”), if any, on the carrying value of certain assets. Although the Company has experienced some impacts to its business as a result of COVID-19, such impacts, to date, have not been material, nor has the Company incurred impairment of any assets as a result of COVID-19. The extent to which these events have impacted, and may continue to impact, the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact.

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

On March 18, 2021, the Company completed an underwritten public offering (the “March 2021 Offering”), pursuant to which it issued and sold 6,896,552 shares of common stock. The aggregate net proceeds received by the Company from the March 2021 Offering were $187.2 million, after deducting underwriting discounts and commissions and other offering costs.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $92.5 million for the six months ended June 30, 2021 and $167.7 million for the year ended December 31, 2020. As of June 30, 2021, the Company had an accumulated deficit of $573.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of August 9, 2021, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

The Company has financed its operations to date primarily through private placements, proceeds from its IPO and the March 2021 Offering and borrowings under credit facilities. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and developing manufacturing capabilities. The Company will need to raise additional funds through public or private equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements to fund operations. The Company may not be able to obtain financing, or enter into collaboration or other arrangements, on acceptable terms, or at all. Furthermore, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company may need to delay, scale back or discontinue some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2021 and condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated cash flows for the six months ended June 30, 2021 and 2020 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of June 30, 2021, consisted of U.S. government money market funds, U.S. government treasury bills and U.S. government treasury notes. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of both June 30, 2021 and December 31, 2020, the Company maintained letters of credit totaling $1.7 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.

Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $285.0 million and $130.9 million for the six months ended June 30, 2021 and 2020, respectively, of which $1.7 million and $1.7 million was restricted cash, respectively.

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

3. Investments and Fair Value of Financial Assets and Liabilities

Investments by security type consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$15,008	$1	$—	$—	$15,009
	$15,008	$1	$—	$—	$15,009

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$85,118	$6	$(2)	$—	$85,122
	$85,118	$6	$(2)	$—	$85,122

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at June 30, 2021 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. money market funds	$272,987	$—	$—	$272,987
Investments:
U.S. treasury bills and notes	—	15,009	—	15,009
	$272,987	$15,009	$—	$287,996

	Fair value measurements at December 31, 2020 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S money market funds	$88,814	$—	$—	$88,814
Investments:
U.S. treasury bills and notes	—	85,122	—	85,122
	$88,814	$85,122	$—	$173,936

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the six months ended June 30, 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2021.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$1,300	$1,300
Manufacturing facility	31,024	30,969
Manufacturing equipment	8,773	8,782
Laboratory equipment	17,283	16,639
Computer equipment	2,288	2,118
Furniture and fixtures	1,228	1,228
Leasehold improvements	444	444
Construction-in-progress	3,305	2,605
	65,645	64,085
Less: Accumulated depreciation and amortization	(13,145)	(10,133)
	$52,500	$53,952

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$4,840	$8,124
Accrued external research and development expenses	3,555	3,156
Accrued manufacturing facility expenses	658	339
Accrued general and administrative expenses	1,322	1,244
Other	707	554
	$11,082	$13,417

6. Debt

On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd., now SLR Investment Corp., as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million. In June 2019, the Company made a second borrowing of $25.0 million and in June 2020, the Company made a third and final borrowing of $25.0 million.

On June 22, 2021 (the “Amendment Closing Date”), the Company entered into an amendment (the “Amendment”) to its Loan Agreement. Pursuant to the Amendment, the Company and its lenders agreed to extend the interest-only period applicable to borrowings under the Loan Agreement from December 21, 2021 until July 1, 2024 and the final maturity date from December 21, 2023 until June 1, 2026. An additional tranche in the amount of $35.0 million is available at the request of the Company prior to the final maturity date, to be provided at the sole discretion of the lenders. The Amendment increases the LIBOR interest rate floor from 0.00% to 2.10%. Interest on the outstanding loan balance will accrue at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. Certain back-end fees are due to the lender at the time of final repayment based on the total funded term loans. The Company accrues the back-end fees that will be due at final repayment to outstanding debt by charges to interest expense over the term of the loans using the effective interest method. The term loans are subject to a prepayment fee of 1.00% if prepayment occurs within the first year subsequent to the Amendment Closing Date, 0.50% in the second year and 0.25% in the third year through final maturity date.

As the terms of the Amendment were not substantially different than the terms of the Loan Agreement, the Amendment was accounted for as a debt modification. In conjunction with the Amendment, the Company incurred issuance costs of $0.2 million payable to the lenders, which were recorded as an additional debt discount and will be amortized to interest expense over the remaining term, together with unamortized original issuance costs as of the Amendment Closing Date, using the effective interest method.

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such financial covenants as of June 30, 2021. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of June 30, 2021, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2021 (six months ending December 31)	$—
2022	—
2023	—
2024	19,565
2025 and thereafter	55,435
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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of June 30, 2021, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

On March 18, 2021, the Company completed the March 2021 Offering, pursuant to which it issued and sold 6,896,552 shares of common stock. The aggregate net proceeds received by the Company from the March 2021 Offering were $187.2 million, after deducting underwriting discounts and commissions and other offering costs.

8. Stock-Based Compensation

Service-Based Stock Options

During the six months ended June 30, 2021, the Company granted options with service-based vesting conditions for the purchase of 3,078,080 shares of common stock with a weighted average exercise price of $14.88 per share and a weighted average grant-date fair value of $9.91 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$3,056	$2,058	$5,587	$4,169
General and administrative expenses	6,541	6,194	12,652	12,571
	$9,597	$8,252	$18,239	$16,740

As of June 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $58.6 million, which is expected to be recognized over a weighted average period of 2.4 years.

9. Commitments and Contingencies

License Agreement with the Whitehead Institute for Biomedical Research

The Company has a license agreement with the Whitehead Institute for Biomedical Research (“WIBR”) under which the Company has been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of the Company’s red cell therapies (as amended, the “WIBR License”). The Company is obligated to pay WIBR annual license maintenance fees of less than $0.1 million, as well as patent-related costs, including legal fees, and low single-digit royalties based on annual net sales of licensed products and licensed services by the Company and its sublicensees. Based on the progress the Company makes in the advancement of products covered by the licensed patent rights, the Company is required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, the Company is required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by the Company on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

The Company has the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of contract or in the event of the Company’s bankruptcy, liquidation, insolvency or cessation of business related to the license.

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three and six months ended June 30, 2021, the Company made matching contributions of $0.2 million and $0.5 million, respectively.

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

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(50,180)	$(37,854)	$(92,510)	$(86,340)

Denominator:
Weighted average common shares outstanding, basic and diluted	89,517,784	80,481,756	85,936,079	80,376,830
Net loss per share, basic and diluted	$(0.56)	$(0.47)	$(1.08)	$(1.07)

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

	June 30,
	2021	2020
Unvested restricted common stock	708,668	252,000
Stock options to purchase common stock	17,195,305	16,948,843
	17,903,973	17,200,843

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

Overview

We are a clinical-stage biopharmaceutical company that is genetically engineering red blood cells to create an entirely new class of cellular medicines called Red Cell Therapeutics, or RCTs, for the treatment of cancer and autoimmune diseases. Based on the premise that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary and highly versatile platform, called the RED PLATFORM, to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies. RCTs are expected to provide advantages over other cell therapies, or agonist antibody and recombinant cytokine approaches, including generating a broad anti-tumor response with a wide therapeutic window and limited side effects given the biodistribution of RCTs to the vasculature and spleen. Additionally, RCTs do not have the complex logistics of other cell therapies, as RCT are prepared in the pharmacy, administered in an outpatient setting and do not require lymphodepletion prior to administration.

In the second quarter of 2021, we demonstrated strong execution across our pipeline of Red Cell Therapeutics by making significant progress advancing in our oncology programs, including our lead clinical candidate, RTX-240, and our lead artificial antigen-presenting cell, or aAPC, program, RTX-321. We presented initial safety and efficacy data from the ongoing RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors at the American Association for Cancer Research, or AACR, conference in April 2021. In the preliminary safety (n=16) and efficacy (n=15) findings, we observed single-agent activity of RTX-240 with no Grade 3 or 4 adverse events or dose-limiting toxicities. We continue to enroll patients in a second Phase 1 arm of the trial that is evaluating RTX-240 as a single-agent for the treatment of relapsed/refractory acute myeloid leukemia, or AML, and, in June 2021, initiated a third Phase 1 arm of RTX-240 in combination with pembrolizumab for the treatment of relapsed/refractory or locally advanced solid tumors, in which we are currently dosing patients. We are also currently dosing patients in the Phase 1 clinical trial of RTX-321 in patients with advanced human papillomavirus, or HPV, 16-positive cancers, including cervical cancer, head and neck cancer and anal cancer. Our manufacturing facility in Smithfield, Rhode Island, continues to provide cGMP supply for these three ongoing clinical trials.

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

We are currently dosing patients with RTX-240 in three separate Phase 1 arms in the ongoing Phase 1/2 clinical trial of RTX-240: as a single-agent for the treatment of patients with relapsed/refractory or locally advanced solid tumors, as a single-agent for the treatment of patients with relapsed/refractory AML and as a combination therapy with pembrolizumab for the treatment of patients with relapsed/refractory or locally advanced solid tumors, which began dosing patients in June 2021. To be eligible for the combination arm, patients must have disease that is relapsed or refractory to an anti-PD-1 or PD-L1 therapy. We believe that RTX-240, with its mechanism of action as a broad immune agonist, may have synergy with immune checkpoint inhibition and potentially overcome resistance to PD-1 inhibition. Preliminary data from our single-agent RTX-240 Phase 1 study reported in March 2021 showed early evidence of favorable immune-permissive changes in the tumor microenvironment, or TME, in three out of four patient biopsies, including increased expression of PD-L1 and/or increased ratio of M1/M2 macrophages after treatment with RTX-240, suggesting single-agent RTX-240 is able to induce changes in the TME that have been associated with response to checkpoint inhibition.

During the second quarter of 2021, we added two additional cohorts to our single-agent RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors, to explore the dose of RTX-240 with a more frequent schedule of administration. Enrollment in these cohorts continues in the third quarter. The changes in dose and schedule are supported by initial clinical activity, safety data and no dose-limiting toxicities observed to date along with additional emerging data from dose escalation in the Phase 1 study. We plan to present comprehensive results from this study at the end of 2021 or during the first quarter of 2022.

In July 2021, the paper entitled “Anti-Tumor Effects of RTX-240: an Engineered Red Blood Cell Expressing 4-1BB Ligand and Interleukin-15” was published in the peer-reviewed journal Cancer Immunology, Immunotherapy. The publication highlights preclinical findings and demonstrates that RTX-240 activates and expands CD8+ T cells and NK cells in vitro and in vivo generating potent anti-tumor activity in both a colorectal and melanoma model.

In March 2021, we reported initial safety (n=16) and efficacy (n=15) data from the RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors. These data were presented at the AACR conference in April. Five dose cohorts were completed at the time of the data cutoff on February 28, 2021 and the data analysis was based on RECIST v1.1. criteria. We observed the following:

●	no treatment-related Grade 3 or Grade 4 adverse events or dose limiting toxicities;
●	most common treatment-related Grade 1/2 adverse events were fatigue, chills, nausea, decreased appetite and arthralgias. There was a single Grade 1 event of liver toxicity;
●	two responses were observed in the study including a confirmed partial response, or PR, in a patient with metastatic anal cancer and an unconfirmed PR in a patient with metastatic uveal melanoma. Both patients’ disease had progressed on prior anti PD-L1 and anti-PD-1 therapy, respectively;
●	stable disease, or SD, was observed in six patients, including four patients with stable disease for at least 12 weeks in non-small cell lung cancer, soft tissue sarcoma, pancreatic cancer and prostate cancer;
●	pharmacodynamic effects showed the activation and/or expansion of the key NK and/or T cells types in all patients (n=16); and
●	analysis of tumor biopsies from two solid tumor and one AML patient showed evidence of immune cell trafficking of activated NK and T cells into the tumor microenvironment.

We are continuing to enroll patients and optimize the dose and schedule in the Phase 1 arm of the ongoing RTX-240 Phase 1/2 clinical trial for the treatment of relapsed/refractory AML. In March 2021, we presented preliminary trafficking data from the first AML patient in the trial, indicating strong accumulation of activated, granzyme B-positive NK and T cells in the bone marrow, which is the site of disease in AML. NK cells can exhibit potent anti-tumor activity against AML, but tumor-associated mechanisms often suppress the proper function of NK cells leading to disease progression. When NK cells are restored to their full anti-tumor potential, their cytolytic activity predicts a better long-term outcome for patients with AML. Reconstitution of NK cells post high-dose chemotherapy or transplant are strong prognostic indicators of overall survival. We believe RTX-240 could potentially provide benefit as a maintenance therapy for AML patients in remission following chemotherapy or transplantation, given its preliminary favorable safety profile seen to date and unique mechanism of action designed to activate and expand NK and T cells.

RTX-321

We are dosing patients in a Phase 1 clinical trial for RTX-321 for the treatment of patients with HPV 16-positive cancers. RTX-321 is an allogeneic, off-the-shelf aAPC therapy product candidate that is engineered to induce a tumor-specific immune response by expanding antigen-specific T cells. RTX-321 expresses hundreds of thousands of copies of an HPV peptide antigen bound to major histocompatibility complex, or MHC, class I proteins, the costimulatory molecule 4-1BBL and the cytokine IL-12 on the cell surface to mimic human T cell-APC interactions. As part of our IND filing, we included frozen drug substance for the first time as part of the manufacturing process, allowing a truly off-the-shelf cellular therapy product candidate with a potential shelf life of several years based on preliminary stability data.

HPV 16 is associated with approximately 70% of cervical cancers, approximately 40% of head and neck squamous cell carcinoma, or HNSCC, arising in the oropharynx, approximately 25%-40% of HNSCC arising in other locations and approximately 80%-85% of anal cancers. A critical need remains for better treatment options for advanced HPV 16 associated cancers. The prognosis remains poor for patients with metastatic disease with few treatment options beyond the first-line setting.

In May 2021, a peer-reviewed manuscript for RTX-321 was published in Nature Communications, highlighting preclinical findings demonstrating that the surrogate model of RTX-321 induced a broad immune response, epitope spreading and memory formation in preclinical models.

We believe these findings support the potential of RTX-321 as an effective therapy for the treatment of HPV 16+ cancers.

Manufacturing

We have generated hundreds of RCT product candidates using our RED PLATFORM and are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired, renovated and operationalized a manufacturing facility in Smithfield, RI, that is are currently providing cGMP supply for our four ongoing Phase 1 clinical trials: RTX-240 in advanced solid tumors, RTX-240 in relapsed/refractory AML, RTX-240 in combination with pembrolizumab and RTX-321 in HPV 16-positive cancers. Since operationalizing the facility, we have achieved the following milestones:

●	increased productivity in manufacturing of cGMP supply of RTX-240 in 50L bioreactors;
●	increased RTX-240 liquid in-vial shelf life from approximately 28 to 52 days;
●	for RTX-240, continuously met red blood cell identity (CD233+, mean corpuscular hemoglobin, purity, enucleation cell population) and target product profile criteria (protein expression, cell viability) for clinical supply lots; and

●	introduced frozen drug substance for RTX-321, resulting in a truly off-the-shelf potential cellular therapy with a potential shelf life of up to several years. Following liquid reformulation, RTX-321 drug product has an in-vial shelf life of 52 days.

Since our inception, we have focused substantially all of our resources on building our proprietary RED PLATFORM, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing drug product material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and with proceeds from our public offerings.

On July 20, 2018, we completed our IPO pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. In August 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC with respect to an at-the-market, or ATM, offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $100.0 million. We have not yet sold any shares of our common stock under the ATM offering program. In March 2021, we completed an underwritten public offering, or the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $92.5 million for the six months ended June 30, 2021 and $167.7 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $573.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:

●	conduct clinical trials for our product candidates and to the extent we continue to experience delays, setbacks or disruptions to our preclinical studies, clinical trials or clinical supply chain due to the COVID-19 pandemic;
●	further develop our RED PLATFORM;
●	continue to discover and develop additional product candidates;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific, manufacturing and commercial personnel;
●	expand in-house manufacturing capabilities, including through the operation and any future renovation or expansion of our manufacturing facility;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	acquire or in-license other product candidates and technologies;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to continue to support the requirements of a public company.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public and private equity financings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. Furthermore, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we may need to delay, scale back or discontinue some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects.

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

As of June 30, 2021, we had cash, cash equivalents and investments of $298.2 million. In June 2021, we entered an amendment to our loan and security agreement, which provides for an extension of the interest-only period from December 21, 2021 until July 1, 2024. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these condensed consolidated financial statements. See “—Liquidity and Capital Resources.”

Impact of the Ongoing COVID-19 Pandemic

Since March of 2020 and throughout the ongoing COVID-19 pandemic, we have implemented various precautionary measures to protect the health and safety of our employees, partners and prospective clinical trial participants and to comply with applicable national, state and local governmental orders, proclamations and/or directives in effect at any time aimed at minimizing the spread of COVID-19. Such measures included, at certain times, the elimination of business travel, shifting to remote work wherever possible and implementing rotating laboratory work schedules to reduce the number of people onsite at our facilities, as well as working with our external partners and clinical sites to utilize virtual clinical trial site training and monitoring, minimizing patient visits and instituting telemedicine to minimize patient exposure. We will continue to use these and other precautionary measures as required until such time as the ongoing COVID-19 pandemic, including any subsequent outbreak whether or not due to emerging variants thereof, is contained.

While the ongoing COVID-19 pandemic has impacted manufacturing, supply chain and clinical trial activities worldwide, including those of our suppliers, vendors and clinical trial sites, these disruptions did not significantly impact our results of operations during 2020 or 2021 to date. The ultimate impact on our operations, however, is unknown and will depend on future developments, such as the duration, spread and intensity of the pandemic, among others, which are highly uncertain and cannot be predicted with confidence. In particular, global developments concerning COVID-19, including the identification of new strains of coronavirus, and the magnitude of interventions to contain the spread of viruses, such as government-mandated quarantines, shelter-in-place mandates, restrictions on travel, shutdowns for non-essential businesses, requirements regarding social distancing, impact of government-imposed restrictions on the global supply chain, including through use of the Defense Production Act, distribution of vaccines and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the ongoing COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

Recent Developments

During the third quarter of 2021, we strengthened our leadership team by appointing Dannielle Appelhans as Chief Operating Officer. Ms. Appelhans brings significant experience in building organizations as they evolve from early- to late-stage development, with a particular focus on clinical and commercial manufacturing and scaling supply chains.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to raise the additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;
●	the continued impact of the COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof, on our operations, clinical trials and supply chain;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	our ability to successfully commercialize our product candidates, if and when approved;

●	our ability to obtain and maintain third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	36,072	26,096	9,976
General and administrative	13,851	11,601	2,250
Total operating expenses	49,923	37,697	12,226
Loss from operations	(49,923)	(37,697)	(12,226)
Other income (expense):
Interest income	26	410	(384)
Interest expense	(1,312)	(828)	(484)
Other income, net	1,029	261	768
Total other income (expense), net	(257)	(157)	(100)
Net loss	$(50,180)	$(37,854)	$(12,326)

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change

	(in thousands)
Research and development program expenses:
Rare disease	$—	$24	$(24)
Cancer	19,855	10,721	9,134
Platform development, early-stage research and unallocated expenses:
Personnel-related	6,937	5,710	1,227
Stock-based compensation expense	3,056	2,058	998
Contract research and development	1,707	1,658	49
Laboratory supplies and research materials	805	2,386	(1,581)
Facility related and other	3,712	3,563	149
Total research and development expenses	$36,072	$26,096	$9,976

Research and development expenses were $36.1 million for the three months ended June 30, 2021, compared to $26.1 million for the three months ended June 30, 2020. The increase in direct costs of $9.1 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to CRO and internal manufacturing costs incurred in connection with both arms of our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors and AML and for our Phase 1 clinical trial of RTX-321 for the treatment of HPV16-positive cancers. We expect these costs to continue to increase as we expand our clinical development activities in our cancer programs. Platform development, early-stage research and unallocated expenses increased by $0.8 million principally due to an increase of $1.2 million in personnel- related costs for additions to headcount to support our expanded operations. The increase in stock-based compensation expense of $1.0 million was driven by an increase in the market price of our common stock resulting in a higher valuation of options granted in 2021. These increases were offset by a $1.6 million decrease in laboratory supplies and research materials related to the increase in pilot-scale manufacturing activities to support technical development of clinical candidates.

General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change

	(in thousands)
Personnel-related	$3,429	$2,414	$1,015
Stock-based compensation expense	6,541	6,194	347
Professional and consultant fees	2,240	1,777	463
Facility related and other	1,641	1,216	425
Total general and administrative expenses	$13,851	$11,601	$2,250

General and administrative expenses were $13.9 million for the three months ended June 30, 2021, compared to $11.6 million for the three months ended June 30, 2020. The increase in general and administrative expenses of $2.3 million was primarily due to an increase in personnel-related expenses of $1.0 million resulting from rising headcount in our general and administrative function, including recruitment costs. In addition, the increase in professional and consultant fees of $0.5 million was driven by increased patent costs as we expand our patent portfolio and an increase of $0.4 million in facility related and other costs due to increases in building operating costs and non-capitalized software costs. Finally, the increase in stock-based compensation expense of $0.3 million was driven by an increase in the market price of our common stock resulting in a higher valuation of options granted in 2021.

Interest Income

Interest income was less than $0.1 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020. Interest income decreased due to lower prevailing interest rates.

Interest Expense

Interest expense was $1.3 million for the three months ended June 30, 2021, compared to $0.8 million for the three months ended June 30, 2020. The increase in interest expense was principally due to higher outstanding borrowings in connection with our Amended 2018 Credit Facility (as defined below).

Other Income, Net

Other income, net was $1.0 million for the three months ended June 30, 2021, compared to $0.3 million for the three months ended June 30, 2020. The increase in other income, net was due to the monetization of certain tax credits during the period.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	63,749	62,282	1,467
General and administrative	27,091	24,265	2,826
Total operating expenses	90,840	86,547	4,293
Loss from operations	(90,840)	(86,547)	(4,293)
Other income (expense):
Interest income	52	1,459	(1,407)
Interest expense	(3,060)	(1,813)	(1,247)
Other income, net	1,338	561	777
Total other income (expense), net	(1,670)	207	(1,877)
Net loss	$(92,510)	$(86,340)	$(6,170)

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change

	(in thousands)
Research and development program expenses:
Rare disease	$217	$6,922	$(6,705)
Cancer	31,578	20,636	10,942
Platform development, early-stage research and unallocated expenses:
Personnel-related	13,326	13,857	(531)
Stock-based compensation expense	5,587	4,169	1,418
Contract research and development	3,035	4,274	(1,239)
Laboratory supplies and research materials	2,565	5,387	(2,822)
Facility related and other	7,441	7,037	404
Total research and development expenses	$63,749	$62,282	$1,467

Research and development expenses were $63.7 million for the six months ended June 30, 2021, compared to $62.3 million for the six months ended June 30, 2020. The decrease in direct costs related to our rare disease program of $6.7 million was due to the decision in March 2020 to deprioritize development of our rare disease programs and discontinue the RTX-134 Phase 1b clinical trial. The increase in direct costs of $10.9 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred for our Phase 1/2 clinical trial of RTX-240 for the treatment of solid tumors, including clinical CRO and internal manufacturing costs, as well as costs incurred for our Phase 1 clinical trial of RTX-321 in patients with advanced HPV 16-positive cancers. The reduction in contract research and development and laboratory supplies and research materials of $1.2 million and $2.8 million, respectively, were mostly due to the shift from pilot-scale manufacturing activities to manufacturing activities necessary to support the technical development of clinical candidates. Personnel-related costs also reduced by $0.5 million as a result of non-recurring expenses incurred in the first quarter of 2020. The increase in stock-based compensation expense of $1.4 million was driven by an increase in the market price of our common stock resulting in a higher valuation of options granted in 2021. Finally, facility related and other costs increased by $0.4 million due to increases in building operating costs.

General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change

	(in thousands)
Personnel-related	$6,553	$5,499	$1,054
Stock-based compensation expense	12,652	12,571	81
Professional and consultant fees	4,516	3,613	903
Facility related and other	3,370	2,582	788
Total general and administrative expenses	$27,091	$24,265	$2,826

General and administrative expenses were $27.1 million for the six months ended June 30, 2021, compared to $24.3 million for the six months ended June 30, 2020. The increase in general and administrative expenses of $2.8 million was primarily due to an increase in personnel-related expenses of $1.1 million resulting from rising headcount in our general and administrative function, including recruitment costs. In addition, the increase in professional and consultant fees of $0.9 million was driven by increased patent costs as we expand our patent portfolio and the increase of $0.8 million in facility related and other costs was due to increases in building operating costs and non-capitalized software costs.

Interest Income

Interest income was less than $0.1 million for the six months ended June 30, 2021, compared to $1.5 million for the six months ended June 30, 2020. Interest income decreased due to lower prevailing interest rates.

Interest Expense

Interest expense was $3.1 million for the six months ended June 30, 2021, compared to $1.8 million for the six months ended June 30, 2020. The increase in interest expense was principally due to higher outstanding borrowings in connection with our Amended 2018 Credit Facility.

Other Income, Net

Other income, net was $1.3 million for the six months ended June 30, 2021, compared to $0.6 million for the six months ended June 30, 2020. The increase in other income, net was due to the monetization of certain tax credits during the period.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock, with the issuance of debt, with proceeds from our IPO and, most recently, with proceeds from our March 2021 Offering, described and defined further below. As of June 30, 2021, we had cash, cash equivalents and investments of $298.2 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement which provides for aggregate borrowings of up to $75.0 million, all of which were outstanding as of June 30, 2021. In March 2021, we completed the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs. In June 2021, we entered an amendment to our loan and security agreement, which provides for an extension of the interest-only period until July 1, 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(73,459)	$(68,567)
Cash provided by investing activities	68,409	80,091
Cash provided by financing activities	197,118	25,742
Net increase in cash, cash equivalents and restricted cash	$192,068	$37,266

Operating Activities

During the six months ended June 30, 2021, operating activities used $73.5 million of cash, primarily resulting from our net loss of $92.5 million, offset by net non-cash charges of $22.2 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the six months ended June 30, 2021 consisted of a $5.0 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $1.9 million.

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

Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities was $68.4 million, consisting of sales and maturities of investments of $70.0 million, offset by purchases of property, plant and equipment of $1.6 million. Our cash purchases of property, plant and equipment relate to the purchase of computer and laboratory equipment installed in our manufacturing facility in Smithfield, Rhode Island and our laboratory space in Cambridge, Massachusetts.

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

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities of $197.1 million consisted primarily of proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs, from the March 2021 Offering, as well as proceeds received from issuance of common stock upon exercise of stock options of $9.6 million. Net cash used in financing activities includes $0.4 million of offering cost payments in connection with the March 2021 Offering and $0.2 million of debt issuance cost payments related to the Amended 2018 Credit Facility in June 2021.

During the six months ended June 30, 2020, net cash provided by financing activities of $25.7 million consisted of $25.0 million proceeds received from borrowings under a loan and security agreement and $0.7 million proceeds received from issuance of common stock upon exercise of stock options.

Loan and Security Agreement

In December 2018, or the Closing Date, we entered into a loan and security agreement, or the Loan Agreement, with SLR Investment Corp. (formerly Solar Capital Ltd.) as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million, or the 2018 Credit Facility. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each, on the Closing Date, in June 2019 and in June 2020.

On June 22, 2021, or the Amendment Closing Date, we entered into an amendment, or the Amendment, to our Loan Agreement, collectively and as amended in September 2019, the Amended 2018 Credit Facility. Pursuant to the Amendment, we and our lenders agreed to extend the interest-only period in respect of our borrowings under the Loan Agreement from December 21, 2021 until July 1, 2024. The parties also agreed to extend the final maturity date on which all of our outstanding obligations under the Loan Agreement become due to June 1, 2026 (from December 21, 2023 originally). An additional tranche in the amount of $35.0 million is available to us prior to the final maturity date, to be provided at the sole discretion of the lenders. Interest on the outstanding loan balance will accrue at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. Monthly principal payments will commence on July 1, 2024 and will be amortized over the following 24 months. Certain back-end fees are due to the lender at the time of final repayment based on the total funded term loans. The term loans are subject to a prepayment fee of 1.00% if prepayment occurs within the first year subsequent to the Amendment Closing Date, 0.50% in the second year and 0.25% in the third year through final maturity date.

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such financial covenants as of June 30, 2021. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than our intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement, the Distribution Agreement, with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of June 30, 2021.

Funding Requirements

We expect our expenses to increase substantially in the future as we conduct the activities necessary to advance our product candidates through development. The timing and amount of our operating and capital expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development activities;

●	the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
●	the timing and outcome of regulatory review of our product candidates;
●	the continued impact of the COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof, on our operations;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
●	developments concerning our key vendors;
●	our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
●	the costs associated with the operation of our multi-suite manufacturing facility and the costs and timing of any future renovation or expansion of the facility;
●	our ability to establish collaborations if needed;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;
●	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates; and
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public and private equity financings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funding, we may need to delay, scale back or discontinue some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$49,605	$8,837	$14,888	$7,709	$18,171
Debt obligations (2)	99,036	5,700	11,400	81,936	—
Total	$148,641	$14,537	$26,288	$89,645	$18,171

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under three operating lease agreements that expire in September 2021, January 2027 and August 2028.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the Amended 2018 Credit Facility. For purposes of this table, the interest due under the Amended 2018 Credit Facility was calculated using an assumed interest rate of 8.84% per annum, which was the interest rate in effect as of June 30, 2021.

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

As of June 30, 2021, we determined that we will become a large accelerated filer under the rules of the SEC and we will no longer be classified as an emerging growth company as of December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we had cash, cash equivalents and investments of $298.2 million, which consisted of cash, money market accounts, U.S. government money market funds, U.S. government treasury bills and U.S. government treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2021, we had $75.0 million of borrowings outstanding under the Amended 2018 Credit Facility. Interest on the outstanding borrowings under the Amended 2018 Credit Facility accrues at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Australia and China. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the six months ended June 30, 2021 and 2020, we reported net losses of $92.5 million and $86.3 million, respectively. As of June 30, 2021, we had an accumulated deficit of $573.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

●	conduct clinical trials for our product candidates and if we continue to experience delays, setbacks or disruptions to our preclinical studies, clinical trials or our clinical supply due to the ongoing COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof;

●	further develop our RED PLATFORM;

●	continue to discover and develop additional product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific, manufacturing and commercial personnel;

●	expand in-house manufacturing capabilities, including through the renovation, customization and operation of our manufacturing facility;

●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

●	acquire or in-license other product candidates and technologies;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

●	add operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as any additional infrastructure necessary to function as a public company.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of June 30, 2021, we had $298.2 million of cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses, capital expenditure requirements, and debt service payments for at least 12 months from the issuance date of the condensed consolidated financial statements included herein. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our operations through a combination of public and private equity financings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity financings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt or declare dividends, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through licensing, marketing or distribution arrangements or other collaborations or strategic alliances with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams or research programs or grant licenses on terms unfavorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable.

We have an effective shelf registration statement on Form S-3 (Registration No. 333-232955), or the S-3 Registration Statement, on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million (as of June 30, 2021) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the S-3 Registration Statement could result in dilution of our stockholders and could have a negative impact on our stock price.

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

In December 2018, we entered into a loan and security agreement, or (as amended) the Loan Agreement, with SLR Investment Corp. (formerly Solar Capital Ltd.) as collateral agent for the lenders party thereto, or the Collateral Agent, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of June 30, 2021, we have borrowed $75.0 million.

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

Although we extended the repayment date under the Loan Agreement to 2024 pursuant to the amendment to the Loan Agreement entered into in June 2021, there is no guarantee that we will have sufficient funds available to repay the amounts outstanding when due. If we default under the facility, the lenders may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, the lenders could take control of our pledged assets and we may need to immediately cease operations. If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, the lender’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration of the Collateral Agent of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, since the beginning of January 2020, the coronavirus, or COVID-19, pandemic has caused disruption in the financial markets both globally and in the United States. While the negative effects of the COVID-19 pandemic appear to be lessening as vaccines have been distributed and continue to be distributed in the United States and elsewhere, numerous other countries have not developed, had available or distributed such vaccines at all or on widespread bases. Additionally, there have emerged numerous variants of the coronavirus, and there is a possibility that such variants will display resistance to the vaccines we currently have available. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to continue to negatively impact economic activities in many countries, including the United States. The ongoing spread of the coronavirus, including variants thereof and resurgences in geographies experiencing some relief, could have a negative material impact on our business, prospects, financial condition and results of operations of the Company.

In addition, our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or abandon the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit and the United Kingdom formally left the European Union on January 31, 2020. The transition period during which European Union pharmaceutical law remained applicable to the United Kingdom ended on December 31, 2020. The European Union and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. Since the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to drugs and the approval of drug candidates in the United Kingdom, now that the United Kingdom legislation has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. Given the lack of comparable precedent, it is unclear the extent of the financial, trade and legal implications that the withdrawal of the United Kingdom from the European Union will have and how such withdrawal will affect us. The long-term impact of Brexit, including on our business and our industry, will depend on how the terms of the TCA take effect in practice and any other agreements that are negotiated in relation to the United Kingdom’s future relationship with the European Union. We continue to closely monitor the Brexit developments in order to determine, quantify and proactively address changes as they become clear.

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

As of June 30, 2021, we had cash, cash equivalents and investments of $298.2 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since June 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits, or NOLs or credits (including federal research and development tax credits), to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our earlier private placements, IPO, our recent underwritten offering and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize our NOLs and our credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under this section captioned “Risk factors—Risks related to our financial condition and capital requirements,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

Risks related to future performance

We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

We are early in our development efforts with our lead oncology product candidate, RTX-240, and our lead aAPC therapy product candidate, RTX-321, each in Phase 1 clinical trials. We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

All of our programs require additional preclinical research and development, clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, such as the EMA, before we may commercialize any product.

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-321 and others that may be selected from our preclinical programs. We are currently dosing patients in the ongoing Phase 1/2 trial of RTX-240 in advanced solid tumors (including the Phase 1 arm of RTX-240 in combination with pembrolizumab), the Phase 1 trial of RTX-240 in relapsed/refractory AML and the Phase 1 trial of RTX-321 for the treatment of advanced human papillomavirus, or HPV, 16-positive cancers. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240 and RTX-321, as our first oncology clinical programs, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

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

Successful development of cellular therapeutics, such as our RCTs, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Cellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	nonclinical or preclinical testing or study results may show our RCTs to be less effective than desired or to have harmful or problematic side effects or toxicities;

●	clinical trial results may show our RCTs to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;

●	clinical trial results may show that our RCTs may not have the circulating time we expect based on preclinical studies and models, which may negatively affect the activity observed in clinical trials;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals, including delays resulting from slow enrollment in clinical trials, manufacturing disruptions, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, biologics license application, or BLA, preparation, discussions with the FDA, an FDA request for additional nonclinical or clinical data, including bridging studies, or unexpected safety or manufacturing issues;

●	manufacturing issues and costs, formulation issues, dosage requirements, pricing or reimbursement issues, or other factors that make our RCT therapies uneconomical; and

●	proprietary rights of others and their competing products and technologies that may prevent our RCT therapies from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority may be difficult to predict for cellular therapies, in large part because of the limited regulatory history.

Even if we are successful in obtaining market approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors may decide which medications to pay for and establish their own reimbursement levels, limit the definition of the target treatment population to one smaller than that implied in the label granted by regulatory authorities, and could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for one any of our products once approved, market acceptance and commercial success would be reduced.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;

●	our ability to enroll patients in clinical trials and the timing of enrollment;

●	the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with any third-party manufacturers we may engage;

●	the costs associated with our plans to renovate, customize and operate the manufacturing facility we own may be greater than we anticipate;

●	expenditures that we may incur to acquire or develop additional product candidates and technologies;

●	the timing and outcomes of clinical trials for our current product candidates and any other future product candidates or competing product candidates;

●	competition from existing and potential future products that compete with our current product candidates and any other future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review or approval of our current product candidates or any other future product candidates;

●	the level of demand for our current product candidates and any other future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

●	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future products that compete with our current product candidates and any other future product candidates;

●	our ability to commercialize our current product candidates and any other future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our ability to adequately support future growth;

●	potential unforeseen business disruptions that increase our costs or expenses;

●	future accounting pronouncements or changes in our accounting policies; and

●	the changing and volatile global economic environment.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Regulatory authorities in different jurisdictions do not always agree on required nonclinical or clinical data or other requirements for product development and approval and may provide contradictory guidance, thus potentially further complicating or delaying product development or approval. Continued delays as a result of impacts from the COVID-19 pandemic and as a result of emerging variants of the coronavirus, including any impacts to our clinical supply chain, an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

We may experience delays in completing our preclinical or nonclinical testing and studies and initiating or completing clinical trials. We also may experience numerous unforeseen events that could delay or prevent our ability to initiate or complete our clinical trials or receive marketing approval or commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of any product candidates may fail to show safety, purity or potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, such as bridging studies, or revise our trial design or testing protocols, which could adversely affect the approvability and commercial viability of our product candidates, or we may decide to abandon product development programs;
●	the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, as was the case in our Phase 1b trial for our discontinued product candidate, RTX-134, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate, and patient enrollment and participation may continue to be affected by the ongoing COVID-19 pandemic;
●	we may need to add new or additional clinical trial sites;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be untimely, insufficient or inadequate or may experience interruptions or delays, including on account of the ongoing COVID-19 pandemic and the U.S. government’s utilization of its Defense Production Act authorities and the resulting impact on the biologic supply chain;
●	RCTs may circulate longer or shorter in humans than anticipated;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;
●	unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19 and variants thereof, in or around the cities and countries in which we conduct our clinical trials or where our third-party contractors operate; and
●	the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial and, as seen with gene therapies, could impose long-term safety follow-up for any of our clinical trials.

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

Positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies or any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies or earlier clinical trials in our later preclinical studies or future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any positive results from our preclinical studies or early clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies of future clinical trials. Similarly, even if we are able to complete our ongoing or planned preclinical studies or clinical trials according to our current development timeline, the positive results from such preclinical studies or clinical trials may not be replicated in subsequent preclinical studies or clinical trial results.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the severity of the disease under investigation;
●	the patient eligibility and exclusion criteria defined in the protocol;
●	clinical development programs in the same patient population, resulting in competition for clinical trial enrollment;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites, and the ability or willingness of patients to travel to trial sites during the ongoing COVID-19 pandemic;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience, and the availability of qualified investigators to conduct clinical trials during the ongoing COVID-19 pandemic;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be in clinical development or approved for the indications we are investigating;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the availability of adequate supply or quality of our product candidates or other materials necessary to conduct clinical trials, including as a result of the COVID-19 pandemic;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials of product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, over the last few months, we have experienced patient enrollment challenges in our Phase 1 clinical trial of RTX-321, likely as a result of the impacts of COVID-19 on site activation, alongside more competition for patients. Although the overall impact has been minimal, if competition in the patient population continues to increase, including as a result of prolonged impacts from the COVID-19 pandemic, our clinical trial timing could be delayed. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional or newly launched competitive therapies, rather than enroll patients in any future clinical trial.

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

We anticipate competing with the largest biopharmaceutical companies in the world, as well as a broad range of smaller biotechnology companies which are currently conducting research in cellular therapies, either alone or in partnerships with other parties, and all of which have or may have greater financial and human resources than we currently have. In addition to these fully integrated biopharmaceutical companies, we also compete with those companies whose products target the same indications as our product candidates. Many third parties compete with us in developing various approaches to cancer and autoimmune therapies. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to our RCT product candidates. It is possible that these competitors will succeed in developing technologies that are more effective than our RCTs or that would render our cancer targeted RCTs obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other cancer and autoimmune therapies continue to accelerate.

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

Risks related to our business operations

The effects of health epidemics like the recent and ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies and ongoing and planned clinical trials. The ongoing COVID-19 pandemic could materially affect our operations, including at our headquarters in Massachusetts and our manufacturing facility in Rhode Island, as well as the businesses or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business.

The recent outbreak of COVID-19 was reported to have originated in Wuhan, China, in December 2019 and has since spread to most countries around the world, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. The President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the Governor has clarified that biopharmaceutical research and development is essential and exempt. Further, on March 28, 2020 the Governor of Rhode Island ordered all individuals living in the State of Rhode Island and Providence Plantations to stay at their place of residence until April 13, 2020, which was subsequently extended to May 8, 2020 to mitigate the impact of the COVID-19 pandemic. Although many of these restrictions have been eased or lifted in light of vaccination rates and as cases in the United States, including Massachusetts and Rhode Island, have decreased, these eased or lifted protocols may be reinstated or become more restrictive if the United States or certain areas experience a resurgence of infections.

Our suppliers and vendors are all subject to these restrictions and orders and have been similarly impacted. Fluctuation in infection rates in the regions in which we have business operations has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated restrictions. The duration and severity of the pandemic, as well as periodic spikes in infection rates, new strains of the virus that causes COVID-19, local outbreaks and resurgence of the virus, and the broad availability of effective vaccines have impacted, and may continue to impact, our preclinical studies and clinical trial operations. While not materially adversely affected, our business continues to experience the impact of COVID-19 on our supply chain, vendor operations and clinical trial activities. The ultimate extent of such impact, including on the supply chain for our candidates and our clinical trial activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19, or the effectiveness of actions and vaccinations to contain and treat COVID-19. The continued spread of COVID-19 globally, including the identification of new strains of COVID-19, could continue to adversely impact our preclinical studies and plans for clinical trials in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we will rely upon to carry out our clinical trials. Any continuing negative impact COVID-19 has on patient enrollment or treatment, including access to study sites, availability of study data, or the advancement of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidates and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Further, we have begun to see the effect that the ongoing COVID-19 pandemic has had on enrollment in our clinical trials due to, among other reasons, staffing challenges at our clinical trial sites and site availability generally. Key clinical trial activities, such as site monitoring, have experienced interruptions due to restrictions in travel, and some patients have been, and may continue to be, unwilling to enroll in our trials or unable to comply with clinical trial protocols, including as a result of quarantines or travel restrictions which impede patient movement or interrupt healthcare services. Such interruptions to clinical activities and impacts on enrollment could delay our ability to conduct clinical trials or release clinical trial results. While not material, the spread of COVID-19 has in some cases negatively affected the operations at our third-party vendors, which has resulted in delays and disruptions in the supply of some components of our current product candidates and could impact the supply of any future product candidates. In addition, we have taken and may continue to take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

Additionally, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has in some instances made it more difficult, or has delayed our ability, to timely obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to future delays in these trials.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions due to the ongoing COVID-19 pandemic or any potential future resurgences thereof. While the negative effects of the COVID-19 pandemic appear to be lessening and vaccines have been widely distributed and continue to be distributed in the United States, numerous other countries have not developed or distributed vaccines at all or on widespread bases, and, therefore, we may continue to see widespread impact of the COVID-19 pandemic. Additionally, there is a possibility that new variants of the coronavirus will display resistance to the vaccines we currently have available, and in limited instances, have already begun to appear and demonstrate vaccine resistance in various parts of the globe. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of July 31, 2021, we had 248 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our operations, and those of our CROs, any future contract manufacturing organizations, or CMOs, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, including the ongoing COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party vendors to supply raw materials and other important components that are used to manufacture our product candidates. Our ability to manufacture clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Our internal computer systems, or those used by our CROs, any future CMOs or other contractors or consultants, may fail or suffer security breaches.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, providing or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation or arrangement of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the federal anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates, independent contractors or agents of covered entities that perform services for them that involve the creation, receipt, transmission, use or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

●	the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers, such as physician assistants and nurse practitioners;

●	the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers or other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations have involved, and will continue to involve substantial costs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians, manufacturers other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

We are early in our development efforts. The INDs for RTX-240 and RTX-321 have been allowed to proceed by the FDA. We have completed dosing of the fifth cohort in the Phase 1/2 clinical trial for advanced solid tumors, have added two additional cohorts in the Phase 1/2 trial of single-agent RTX-240 in advanced solid tumors and have continued to enroll patients in the Phase 1 clinical trial for AML. We also began dosing patients in the Phase 1 clinical trial of RTX-321 for the treatment of advanced HPV 16-positive cancers. Furthermore, we recently began dosing patients with RTX-240 in combination with pembrolizumab in a new Phase 1 arm of the ongoing Phase 1/2 clinical trial for advanced solid tumors. We cannot be sure that submission of any future INDs or subsequent protocol amendments will result in the FDA allowing testing and clinical trials to begin or proceed, or that, once begun, issues will not arise that lead to the suspension or termination of such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to complete clinical trials for RTX-240 or RTX-321 on the timelines currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

We intend to submit marketing applications in both the U.S. and in selected foreign jurisdictions. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries.

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

We may seek a Breakthrough Therapy Designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-

threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or the FDARA. The FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. As such, we and any contract manufacturers we may engage will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. That being said, however, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high, which may adversely impact physicians’ willingness to prescribe and treat. Further, even if one payor provides coverage for a given product, other payors may not provide coverage for that product. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

In addition, in some foreign countries, including the European Economic Area, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. Other European Union Member States allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Instead of approving a specific price for a medicinal product, a Member State may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

In addition, further to the United Kingdom's, or the UK’s, exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK is now regarded as a third country under the EU’s GDPR but the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to commercialize any products successfully, if approved, also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent litigation, these Medicare sequester reductions will be suspended from

May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of June 30, 2021, most of the patent rights that we own or in-license are currently pending patent applications, except that we own 13 issued U.S. patents and we have two in-licensed U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that we own or license may be challenged in the courts or patent offices in the U.S. and abroad. We or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates, RED PLATFORM technologies or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates, RED PLATFORM and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We currently have rights to certain intellectual property, through licenses from third parties, to develop our product candidates and RED PLATFORM technologies. Some pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of cellular therapeutics and red blood cell technologies and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain technologies that we are evaluating for use with our current or future product candidates. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates and our RED PLATFORM at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing RED PLATFORM technology, which could harm our business, financial condition, results of operations, and prospects significantly.

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

The field of cellular therapeutics is competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future.

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

Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things:

●	material interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations as a result of the COVID-19 pandemic;

●	the continued manufacture and supply of raw materials and components for the Company’s clinical and development programs, which, in some cases, have been delayed or interrupted due to the COVID-19 pandemic, and the availability of any of which could be significantly impaired in the future by the COVID-19 pandemic;

●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

●	a lack of long-term supply arrangements for key components with our suppliers;

●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

●	difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner;

●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

●	continued delay in delivery due to our suppliers prioritizing other customer orders over ours, in particular to meet demand for vaccines, or other delays related to the COVID-19 pandemic; and

●	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

Our manufacturing process may be susceptible to logistical issues associated with the collection of hematopoietic precursor cells from donors, procurement of plasmids and lentiviral vectors sourced from various suppliers and shipment to the RCT product candidate manufacturing site, as well as shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes, or changes to these processes, could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in our manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes can trigger regulatory review or delays and, regardless of regulatory feedback, will carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of ongoing clinical trials or other future clinical trials.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $3.35 per share and as high as $38.71 per share through July 30, 2021. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was greater than $700 million. As a result, we will become a large accelerated filer and will no longer qualify as an emerging growth company on December 31, 2021, the end of our current fiscal year. Accordingly, at that time we will cease to be eligible for the emerging growth company provisions of the JOBS Act.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. Although we believe we have adequately planned for transitioning to a large accelerated filer as of December 31, 2021, we may incur unexpected expenses or challenges in making such transition. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

The holders of 38,296,526 shares of our common stock as of July 30, 2021 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim against us governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, or the rules and regulations promulgated thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Securities Act or the rules and regulations thereunder, as our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8- K (File No. 001-38586) filed on July 23, 2018).

3.2	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8- K (File No. 001- 38586) filed on July 23, 2018).

10.1*∧	Second Amendment to Loan and Security Agreement between Rubius Therapeutics, Inc. and SLR Investment Corp. (formerly Solar Capital Ltd.) dated June 22, 2021.

10.2#

Employment Agreement between Rubius Therapeutics, Inc. and Dannielle Appelhans, dated July 26, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 29, 2021).

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
∧

Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S- K. The Company hereby undertakes to furnish on a supplemental basis copies of any of the omitted schedules upon request by the Commission.

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

RUBIUS THERAPEUTICS, INC.

Date: August 9, 2021	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)