Form 10-Q/A
period 2021-03-31
Rubius Therapeutics, Inc.
filed 2021-08-20
CIK 1709401

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

EXPLANATORY NOTE

Rubius Therapeutics, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Original Filing”) to re-file Exhibits 31.1 and 31.2 to include the text required in paragraph 3 of the Section 302 certifications, which was inadvertently omitted from the Section 302 certifications included with the Original Filing. There have been no other modifications to the Original Filing, including to the financial statements, as originally filed on May 10, 2021.

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the original Form 10-Q.

i

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

v

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

RUBIUS THERAPEUTICS, INC.

Date: August 20, 2021	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2021	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)