Form 10-Q
period 2021-09-30
Rubius Therapeutics, Inc.
filed 2021-11-08
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 89,865,777 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, results of preclinical studies or clinical trials and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” including, among other things:

●	the success, cost and timing of our product development activities and clinical trials, including the timing of initiation, enrollment in and completion of studies or trials and related preparatory work, availability and timing of clinical trial results, and the success and cost of our research and development programs;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability or the potential to successfully manufacture our product candidates or obtain adequate and timely supply of our product candidates for clinical trials or for commercial use, if approved;
●	our ability to successfully operate our manufacturing facility and any plans for further renovation or expansion;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to obtain regulatory approval, or to maintain such regulatory approval if obtained, of any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to our product candidates and to comply with our existing license agreements;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	developments relating to cellular therapies, including red blood cell therapies;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development, clinical trials and, if approved, commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

i

●	the impact of global economic and political developments on our business and on our clinical trials, including economic slowdowns or recessions that have resulted from the ongoing outbreak of COVID-19;
●	natural and manmade disasters, including pandemics such as COVID-19, and other force majeures, which could impact our operations, and those of our partners and other participants in the health care industry, and which could reduce demand for, or inhibit our ability to develop and manufacture, our product candidates;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations and legislative and regulatory changes; and
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;

●	we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;

●	our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially;

●	the successful development of cellular therapeutics, such as our investigational Red Cell Therapeutics, or RCTs, is highly uncertain;

●	our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;

●	the FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict;

●	clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;

●	our ongoing and planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

●	positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies or any future clinical trials of our product candidates;

●	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;

●	we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;

●	the effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations could continue to adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials;

●	if we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED PLATFORM, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;

●	we intend to rely on patent rights and the status of our product candidates, if approved, as products eligible for exclusivity under the Biologics Price Competition and Innovation Act, or BPCIA. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets;

●	third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED PLATFORM and other technologies;

●	our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	we have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful; and

●	we do not have extensive experience as a company managing a manufacturing facility.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$264,017	$91,165
Investments	—	85,122
Prepaid expenses and other current assets	6,451	5,224
Total current assets	270,468	181,511
Operating lease, right-of-use-asset	36,296	40,447
Property, plant and equipment, net	52,727	53,952
Restricted cash	1,573	1,573
Other assets	—	311
Total assets	$361,064	$277,794
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,492	$5,478
Accrued expenses and other current liabilities	13,622	13,417
Operating lease liabilities	8,820	8,945
Total current liabilities	30,934	27,840
Long-term debt, net of discount	75,929	74,944
Other long-term liabilities	586	688
Operating lease liabilities, net of current portion	29,410	32,762
Total liabilities	136,859	136,234
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 89,862,482 and 81,053,651 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	90	81
Additional paid-in capital	846,112	621,946
Accumulated other comprehensive income	—	4
Accumulated deficit	(621,997)	(480,471)
Total stockholders' equity	224,205	141,560
Total liabilities and stockholders' equity	$361,064	$277,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	38,014	28,209	101,763	90,491
General and administrative	12,035	11,976	39,126	36,241
Total operating expenses	50,049	40,185	140,889	126,732
Loss from operations	(50,049)	(40,185)	(140,889)	(126,732)
Other income (expense):
Interest income	23	223	75	1,682
Interest expense	(1,711)	(1,174)	(4,771)	(2,987)
Other income, net	2,721	284	4,059	845
Total other income (expense), net	1,033	(667)	(637)	(460)
Net loss	(49,016)	(40,852)	(141,526)	(127,192)
Net loss per share, basic and diluted	$(0.55)	$(0.51)	$(1.62)	$(1.58)
Weighted average common shares outstanding, basic and diluted	89,807,383	80,778,042	87,240,694	80,511,543

Comprehensive loss:
Net loss	$(49,016)	$(40,852)	$(141,526)	$(127,192)
Other comprehensive income (loss):
Unrealized losses on investments, net of tax of $0	(1)	(162)	(4)	(43)
Comprehensive loss	$(49,017)	$(41,014)	$(141,530)	$(127,235)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(141,526)	$(127,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,428	24,725
Depreciation and amortization expense	4,331	5,176
Amortization of premium on investments	118	186
Non-cash interest expense	1,036	232
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,226)	(1,323)
Operating lease, right-of-use-asset	4,156	4,184
Accounts payable	2,773	2,095
Accrued expenses and other current liabilities	(416)	(2,425)
Other long-term liabilities	(102)	580
Operating lease liabilities	(3,477)	(3,338)
Net cash used in operating activities	(107,905)	(97,100)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,280)	(4,467)
Purchases of investments	—	(122,671)
Sales and maturities of investments	85,000	181,102
Net cash provided by investing activities	82,720	53,964
Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of commissions and underwriting discounts	188,000	—
Payments of offering costs	(360)	—
Payments of debt issuance costs	(150)	—
Proceeds from borrowings under loan and security agreement	—	25,000
Proceeds from issuance of common stock upon exercise of stock options	10,547	1,412
Net cash provided by financing activities	198,037	26,412
Net increase (decrease) in cash, cash equivalents and restricted cash	172,852	(16,724)
Cash, cash equivalents and restricted cash at beginning of period	92,901	93,633
Cash, cash equivalents and restricted cash at end of period	$265,753	$76,909

Supplemental cash flow information:
Cash paid for interest	$3,635	$2,740
Cash paid for leases	$5,675	$5,822

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$1,145	$564
Offering costs included in accounts payable and accrued expenses	$35	$—
Lease assets obtained in exchange for new operating lease liabilities	$—	$90
Lease asset derecognized upon lease cancellation	$—	$982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balances at December 31, 2020	81,053,651	$81	$621,946	$4	$(480,471)	$141,560
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs of $800	6,896,552	7	187,193	—	—	187,200
Issuance of common stock upon exercise of stock options	1,237,324	1	5,907	—	—	5,908
Stock-based compensation expense	—	—	8,642	—	—	8,642
Unrealized gains on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(42,330)	(42,330)
Balances at March 31, 2021	89,187,527	89	823,688	7	(522,801)	300,983
Issuance of common stock upon exercise of stock options	532,400	1	3,719	—	—	3,720
Stock-based compensation expense	—	—	9,597	—	—	9,597
Unrealized losses on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(50,180)	(50,180)
Balances at June 30, 2021	89,719,927	90	837,004	1	(572,981)	264,114
Issuance of common stock upon exercise of stock options	142,555	—	919	—	—	919
Stock-based compensation expense	—	—	8,189	—	—	8,189
Unrealized losses on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(49,016)	(49,016)
Balances at September 30, 2021	89,862,482	$90	$846,112	$—	$(621,997)	$224,205

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued

(In thousands, except share amounts)

(Unaudited

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $141.5 million for the nine months ended September 30, 2021 and $167.7 million for the year ended December 31, 2020. As of September 30, 2021, the Company had an accumulated deficit of $622.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 8, 2021, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2021 and condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash and cash equivalents, as of September 30, 2021, consisted of U.S. government money market funds. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of both September 30, 2021 and December 31, 2020, the Company maintained letters of credit totaling $1.7 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.

Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $265.8 million and $76.9 million for the nine months ended September 30, 2021 and 2020, respectively, of which $1.7 million and $1.7 million was restricted cash, respectively.

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

3. Investments and Fair Value of Financial Assets and Liabilities

The Company had no investments as of September 30, 2021. As of December 31, 2020, investments by security type consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$85,118	$6	$(2)	$—	$85,122
	$85,118	$6	$(2)	$—	$85,122

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at September 30, 2021 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. money market funds	$256,034	$—	$—	$256,034
	$256,034	$—	$—	$256,034

	Fair value measurements at December 31, 2020 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S money market funds	$88,814	$—	$—	$88,814
Investments:
U.S. treasury bills and notes	—	85,122	—	85,122
	$88,814	$85,122	$—	$173,936

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes and U.S. government agency bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the nine months ended September 30, 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2021.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$1,300	$1,300
Manufacturing facility	31,235	30,969
Manufacturing equipment	8,804	8,782
Laboratory equipment	17,370	16,639
Computer equipment	2,480	2,118
Furniture and fixtures	1,228	1,228
Leasehold improvements	444	444
Construction-in-progress	4,330	2,605
	67,191	64,085
Less: Accumulated depreciation and amortization	(14,464)	(10,133)
	$52,727	$53,952

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$5,978	$8,124
Accrued external research and development expenses	4,430	3,156
Accrued manufacturing facility expenses	1,331	339
Accrued general and administrative expenses	1,019	1,244
Other	864	554
	$13,622	$13,417

6. Debt

On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with Solar Capital Ltd., now SLR Investment Corp., as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million. In June 2019, the Company made a second borrowing of $25.0 million and in June 2020, the Company made a third and final borrowing of $25.0 million.

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such financial covenants as of September 30, 2021. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of September 30, 2021, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2021 (three months ending December 31)	$—
2022	—
2023	—
2024	18,750
2025 and thereafter	56,250
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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of September 30, 2021, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

On March 18, 2021, the Company completed the March 2021 Offering, pursuant to which it issued and sold 6,896,552 shares of common stock. The aggregate net proceeds received by the Company from the March 2021 Offering were $187.2 million, after deducting underwriting discounts and commissions and other offering costs.

8. Stock-Based Compensation

Service-Based Stock Options

During the nine months ended September 30, 2021, the Company granted options with service-based vesting conditions for the purchase of 3,942,080 shares of common stock with a weighted average exercise price of $16.01 per share and a weighted average grant-date fair value of $10.69 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$3,408	$1,996	$8,995	$6,165
General and administrative expenses	4,781	5,989	17,433	18,560
	$8,189	$7,985	$26,428	$24,725

As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $67.0 million, which is expected to be recognized over a weighted average period of 2.6 years.

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company will make matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three and nine months ended September 30, 2021, the Company made matching contributions of $0.2 million and $0.7 million, respectively.

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

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(49,016)	$(40,852)	$(141,526)	$(127,192)

Denominator:
Weighted average common shares outstanding, basic and diluted	89,807,383	80,778,042	87,240,694	80,511,543
Net loss per share, basic and diluted	$(0.55)	$(0.51)	$(1.62)	$(1.58)

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

	September 30,
	2021	2020
Unvested restricted common stock	985,364	252,000
Stock options to purchase common stock	17,782,603	16,541,112
	18,767,967	16,793,112

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

Overview

We are a clinical-stage biopharmaceutical company that is genetically engineering red blood cells to create an entirely new class of cellular medicines called Red Cell Therapeutics, or RCTs, for the treatment of cancer and autoimmune diseases. Based on the premise that human red blood cells are the foundation of the next significant innovation in medicine, we have designed a proprietary and highly versatile platform, called the RED PLATFORM, to genetically engineer and culture RCTs that are selective, potent and ready-to-use cellular therapies. RCTs are expected to provide advantages over other cell therapies, or agonist antibody and recombinant cytokine approaches, including the potential to generate a broad anti-tumor response with a wide therapeutic window and limited side effects given the biodistribution of RCTs to the vasculature and spleen. Additionally, RCTs do not have the complex logistics of other cell therapies, as RCT are prepared in the pharmacy, administered in an outpatient setting and do not require lymphodepletion prior to administration.

In the third quarter of 2021, we demonstrated strong execution across our pipeline of Red Cell Therapeutics by advancing enrollment in the ongoing clinical trials for our lead product candidates, RTX-240 and RTX-321, and further expanding our clinical pipeline with the clearance of our investigational new drug application, or IND, for our third clinical candidate RTX-224. Our manufacturing facility in Smithfield, Rhode Island, continues to provide cGMP supply for our ongoing clinical trials.

Additionally, we continue to advance our earlier-stage autoimmune program in Type I diabetes and explore ways in which to apply the RED PLATFORM across the remainder of our pipeline.

Highlights of our RCT clinical product candidates, RTX-240, RTX-321 and RTX-224, are described further below.

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

We are currently dosing patients in three separate Phase 1 arms of our ongoing Phase 1/2 clinical trial of RTX-240: as a single-agent for the treatment of patients with relapsed/refractory or locally advanced solid tumors, as a single-agent for the treatment of patients with relapsed/refractory AML and as a combination therapy with pembrolizumab for the treatment of patients with relapsed/refractory or locally advanced solid tumors.

In March 2021, we announced initial clinical data from the RTX-240 clinical trial that we believe provides initial proof-of-concept of the RED PLATFORM by demonstrating that red blood cells can be engineered to mimic the human immune system and stimulate adaptive and innate immunity to generate clinical responses in cancer patients with refractory disease.

The data reported in March 2021 included initial safety (n=16) and efficacy (n=15) data from the RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors. These data were presented at the AACR conference in April. Five dose cohorts were completed at the time of the data cutoff on February 28, 2021 and the data analysis was based on RECIST v1.1. criteria. We observed the following:

●	no treatment-related Grade 3 or Grade 4 adverse events or dose limiting toxicities;
●	most common treatment-related Grade 1/2 adverse events were fatigue, chills, nausea, decreased appetite and arthralgias. There was a single Grade 1 event of liver toxicity;
●	two responses were observed in the study including a confirmed partial response, or PR, in a patient with metastatic anal cancer and an unconfirmed PR in a patient with metastatic uveal melanoma. Both patients’ disease had progressed on prior anti PD-L1 and anti-PD-1 therapy, respectively;
●	stable disease, or SD, was observed in six patients, including four patients with stable disease for at least 12 weeks in non-small cell lung cancer, soft tissue sarcoma, pancreatic cancer and prostate cancer; and
●	pharmacodynamic effects showed the activation and/or expansion of the key NK and/or T cells types in all patients (n=16).

Further, preliminary data from the single agent arms of our RTX-240 Phase 1 study that we reported in March 2021 showed early evidence of favorable immune-permissive changes in the tumor microenvironment, or TME, in three out of four patient biopsies, including increased expression of PD-L1 and/or increased ratio of M1/M2 macrophages after treatment with RTX-240, suggesting single-agent RTX-240 is able to induce changes in the TME that have been associated with response to checkpoint inhibition.

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

In June 2021, we began dosing patients in the arm of our RTX-240 clinical trial that is evaluating RTX-240 as a combination therapy with pembrolizumab for the treatment of patients with relapsed/refractory or locally advanced solid tumors. To be eligible for the combination arm, patients must have disease that is relapsed or refractory to an anti-PD-1 or PD-L1 therapy. We believe that RTX-240, with its mechanism of action as a broad immune agonist, may have synergy with immune checkpoint inhibition and potentially overcome resistance to PD-1 inhibition.

In July 2021, the paper entitled “Anti-Tumor Effects of RTX-240: An Engineered Red Blood Cell Expressing 4-1BB Ligand and Interleukin-15” was published in the peer-reviewed journal Cancer Immunology, Immunotherapy. The publication highlights preclinical findings and demonstrates that, consistent with the data reported in March 2021, RTX-

240 activates and expands CD8+ T cells and NK cells in vitro and in vivo generating potent anti-tumor activity in both a colorectal and melanoma model.

We plan to present comprehensive results from the two single agent arms of our RTX-240 Phase 1 study in solid tumors and AML at the end of 2021 or during the first quarter of 2022.

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

RTX-224

RTX-224 is an allogeneic cellular therapy that is engineered to express hundreds of thousands of copies of 4-1BB ligand, or 4-1BBL, and interleukin-12, or IL-12, on the cell surface. RTX-224 is designed as a broad immune agonist of both adaptive and innate responses, engineered to activate CD8+ and CD4+ T cells, promote antigen presentation and activate and expand NK cells. It is expected to produce a broad and potent anti-tumor T cell response, an innate immune response and have anti-tumor activity in those tumor types with known sensitivity to T cell killing, including tumor types with high mutational burden, PD-L1 expression and prior responsiveness to checkpoint inhibitors. The combination of IL-12 and 4-1BB ligand has the potential to broadly induce an immune response in patients with solid tumors and may serve as the bridge between the innate and adaptive immune systems.

We plan to present preclinical data for RTX-224 at the upcoming Society for Immunotherapy of Cancer’s 36th Annual Meeting, which is being held from November 10 to 14, 2021. Our preclinical studies with RTX-224 showed that it activated immune cells in the spleen and blood, leading to their trafficking into the tumor microenvironment to deliver an anti-tumor effect in our preclinical models.

Following this encouraging preclinical data, we submitted to the FDA, and received FDA clearance of, our IND for RTX-224.

Manufacturing

We have generated hundreds of RCT product candidates using our RED PLATFORM and are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development. Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired, renovated and operationalized a manufacturing facility in Smithfield, RI, that is currently providing cGMP supply for our four ongoing Phase 1 clinical trials: RTX-240 in advanced solid tumors, RTX-240 in relapsed/refractory AML, RTX-240 in combination with pembrolizumab and RTX-321 in HPV 16-positive cancers. Since operationalizing the facility, we have achieved the following milestones:

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $141.5 million for the nine months ended September 30, 2021 and $167.7 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $622.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:

●	conduct clinical trials for our product candidates and to the extent we continue to experience delays, setbacks or disruptions to our preclinical studies, clinical trials or clinical supply chain due to the ongoing COVID-19 pandemic;
●	further develop our RED PLATFORM;
●	continue to discover and develop additional product candidates;

●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, scientific, manufacturing and commercial personnel;
●	expand in-house manufacturing capabilities, including through the operation and any future renovation or expansion of our manufacturing facility;
●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
●	acquire or in-license other product candidates and technologies;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to continue to support the requirements of a public company.

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

As of September 30, 2021, we had cash and cash equivalents of $264.0 million. In June 2021, we entered an amendment to our loan and security agreement, which provides for an extension of the interest-only period from December 21, 2021 until July 1, 2024. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these condensed consolidated financial statements. See “—Liquidity and Capital Resources.”

Impact of the Ongoing COVID-19 Pandemic

Since March of 2020 and throughout the ongoing COVID-19 pandemic, we have implemented various precautionary measures to protect the health and safety of our employees, partners and prospective clinical trial participants, to comply with applicable national, state and local governmental orders, proclamations and/or directives in effect at any time aimed at minimizing the spread of COVID-19 and to minimize disruption to our operations. Such measures included, at certain times, the elimination of business travel, shifting to remote work wherever possible and implementing rotating laboratory work schedules to reduce the number of people onsite at our facilities, advance ordering of certain raw materials impacted by delays in the global supply chain, as well as working with our external partners and clinical sites to utilize virtual clinical trial site training and monitoring, minimizing patient visits and instituting telemedicine to minimize patient exposure. We will continue to use these and other precautionary measures as required until such time as the ongoing COVID-19 pandemic, including any subsequent outbreak whether or not due to emerging variants thereof, is contained.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to raise the additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;
●	the continued impact of the ongoing COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof, on our operations, clinical trials and supply chain;

●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	our ability to successfully commercialize our product candidates, if and when approved;
●	our ability to obtain and maintain third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

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

Interest Expense

Interest expense consists of interest owed on outstanding borrowings under our Loan Agreement (as defined below), as well as amortization of debt discount and debt issuance costs.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	38,014	28,209	9,805
General and administrative	12,035	11,976	59
Total operating expenses	50,049	40,185	9,864
Loss from operations	(50,049)	(40,185)	(9,864)
Other income (expense):
Interest income	23	223	(200)
Interest expense	(1,711)	(1,174)	(537)
Other income, net	2,721	284	2,437
Total other income (expense), net	1,033	(667)	1,700
Net loss	$(49,016)	$(40,852)	$(8,164)

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Research and development program expenses:
Rare disease	$—	$299	$(299)
Cancer	20,181	13,424	6,757
Platform development, early-stage research and unallocated expenses:
Personnel-related	7,111	5,514	1,597
Stock-based compensation expense	3,408	1,996	1,412
Contract research and development	2,242	1,579	663
Laboratory supplies and research materials	1,226	1,769	(543)
Facility related and other	3,846	3,628	218
Total research and development expenses	$38,014	$28,209	$9,805

Research and development expenses were $38.0 million for the three months ended September 30, 2021, compared to $28.2 million for the three months ended September 30, 2020. The increase in direct costs of $6.8 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to clinical research organization, or CRO, costs and internal manufacturing costs incurred in connection with the three Phase 1 arms of our Phase 1/2 clinical trial of RTX-240 and for our Phase 1 clinical trial of RTX-321 for the treatment of HPV16-positive cancers. We expect these costs to continue to increase as we expand our clinical development activities in our cancer programs. Platform development, early-stage research and unallocated expenses increased by $3.3 million principally due to an increase of $1.6 million in personnel-related costs for additions to headcount to support our expanded operations. The increase in stock-based compensation expense of $1.4 million was driven by an increase in the market price of our common stock resulting in a higher valuation of options granted in 2021. These increases were offset by a $0.5 million decrease in laboratory supplies and research materials related to the shift in pilot-scale manufacturing activities to support technical development of clinical candidates.

General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Personnel-related	$3,408	$3,094	$314
Stock-based compensation expense	4,781	5,989	(1,208)
Professional and consultant fees	2,230	1,546	684
Facility related and other	1,616	1,347	269
Total general and administrative expenses	$12,035	$11,976	$59

General and administrative expenses were $12.0 million for the three months ended September 30, 2021, compared to $12.0 million for the three months ended September 30, 2020. The increase in general and administrative expenses of $0.1 million was primarily due to an increase in professional and consultant fees of $0.7 million resulting from increased patent costs as we expand our patent portfolio. In addition, the increase in personnel-related expenses of $0.3 million was driven by additions to headcount in our general and administrative function and the increase of $0.3 million in facility related and other costs was due to increases in building operating costs and non-capitalized information technology costs. These increases were offset by a decrease in stock-based compensation expense of $1.2 million, which was driven by stock option awards that fully vested during the third quarter of 2021.

Interest Income

Interest income was less than $0.1 million for the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. Interest income decreased due to lower prevailing interest rates.

Interest Expense

Interest expense was $1.7 million for the three months ended September 30, 2021, compared to $1.2 million for the three months ended September 30, 2020. The increase in interest expense was principally due to a higher interest rate in connection with our Loan Agreement (as defined below).

Other Income, Net

Other income, net was $2.7 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020. The increase in other income, net was due to the monetization of certain tax credits during the period.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	101,763	90,491	11,272
General and administrative	39,126	36,241	2,885
Total operating expenses	140,889	126,732	14,157
Loss from operations	(140,889)	(126,732)	(14,157)
Other income (expense):
Interest income	75	1,682	(1,607)
Interest expense	(4,771)	(2,987)	(1,784)
Other income, net	4,059	845	3,214
Total other income (expense), net	(637)	(460)	(177)
Net loss	$(141,526)	$(127,192)	$(14,334)

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Research and development program expenses:
Rare disease	$197	$7,221	$(7,024)
Cancer	51,778	34,060	17,718
Platform development, early-stage research and unallocated expenses:
Personnel-related	20,437	19,372	1,065
Stock-based compensation expense	8,995	6,165	2,830
Contract research and development	5,278	5,853	(575)
Laboratory supplies and research materials	3,791	7,156	(3,365)
Facility related and other	11,287	10,664	623
Total research and development expenses	$101,763	$90,491	$11,272

Research and development expenses were $101.8 million for the nine months ended September 30, 2021, compared to $90.5 million for the nine months ended September 30, 2020. The decrease in direct costs related to our rare disease program of $7.0 million was due to the decision in March 2020 to deprioritize development of our rare disease programs and discontinue the RTX-134 Phase 1b clinical trial. The increase in direct costs of $17.7 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred for the three arms of our Phase 1/2 clinical trial of RTX-240, including CRO costs and internal manufacturing costs, as well as costs incurred for our Phase 1 clinical trial of RTX-321 in patients with advanced HPV 16-positive cancers. The reduction in contract research and development and laboratory supplies and research materials of $0.6 million and $3.4 million, respectively, was mostly due to the shift from pilot-scale manufacturing activities to manufacturing activities to support the technical development of clinical candidates included in program expenses. Personnel-related costs increased by $1.1 million due to headcount additions to support our expanded operations. The increase in stock-based compensation expense of $2.8 million was driven by an increase in the market price of our common stock resulting in a higher valuation of options granted in 2021. Finally, facility related and other costs increased by $0.6 million due to increases in building operating costs.

General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Personnel-related	$9,961	$8,593	$1,368
Stock-based compensation expense	17,433	18,560	(1,127)
Professional and consultant fees	6,745	5,159	1,586
Facility related and other	4,987	3,929	1,058
Total general and administrative expenses	$39,126	$36,241	$2,885

General and administrative expenses were $39.1 million for the nine months ended September 30, 2021, compared to $36.2 million for the nine months ended September 30, 2020. The increase in general and administrative expenses of $2.9 million was primarily due to an increase in personnel-related expenses of $1.4 million resulting from additions to headcount in our general and administrative function, including recruitment costs. In addition, the increase in professional and consultant fees of $1.6 million was driven by increased patent costs as we expand our patent portfolio and the increase of $1.1 million in facility related and other costs was due to increases in building operating costs and non-capitalized information technology costs. These increases were offset by a decrease in stock-based compensation expense of $1.1 million, which was driven by stock option awards that fully vested during the third quarter of 2021.

Interest Income

Interest income was $0.1 million for the nine months ended September 30, 2021, compared to $1.7 million for the nine months ended September 30, 2020. Interest income decreased due to lower prevailing interest rates.

Interest Expense

Interest expense was $4.8 million for the nine months ended September 30, 2021, compared to $3.0 million for the nine months ended September 30, 2020. The increase in interest expense was principally due to higher outstanding borrowings in connection with our Loan Agreement (as defined below).

Other Income, Net

Other income, net was $4.1 million for the nine months ended September 30, 2021, compared to $0.8 million for the nine months ended September 30, 2020. The increase in other income, net was due to the monetization of certain tax credits during the period.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock, with the issuance of debt, with proceeds from our IPO and, most recently, with proceeds from our March 2021 Offering, described and defined further below. As of September 30, 2021, we had cash and cash equivalents of $264.0 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement which provides for aggregate borrowings of up to $75.0 million, all of which were outstanding as of September 30, 2021. In March 2021, we completed the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs. In June 2021, we entered an amendment to our loan and security agreement, which provides for an extension of the interest-only period until July 1, 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(107,905)	$(97,100)
Cash provided by investing activities	82,720	53,964
Cash provided by financing activities	198,037	26,412
Net increase (decrease) in cash, cash equivalents and restricted cash	$172,852	$(16,724)

Operating Activities

During the nine months ended September 30, 2021, operating activities used $107.9 million of cash, primarily resulting from our net loss of $141.5 million, offset by net non-cash charges of $31.9 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the nine months ended September 30, 2021 consisted of a $1.2 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $2.9 million.

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

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $82.7 million, consisting of sales and maturities of investments of $85.0 million, offset by purchases of property, plant and equipment of $2.3 million. Our cash purchases of property, plant and equipment primarily relate to the purchase of computer and laboratory equipment installed in our manufacturing facility in Smithfield, Rhode Island and our laboratory space in Cambridge, Massachusetts.

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

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities of $198.0 million consisted primarily of proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs, from the March 2021 Offering, as well as proceeds received from issuance of common stock upon exercise of stock options of $10.5 million. Net cash used in financing activities includes $0.4 million of offering cost payments in connection with the March 2021 Offering and $0.2 million of debt issuance cost payments related to our Loan Agreement in June 2021.

During the nine months ended September 30, 2020, net cash provided by financing activities of $26.4 million consisted of $25.0 million proceeds received from borrowings under our Loan Agreement and $1.4 million proceeds received from issuance of common stock upon exercise of stock options.

Loan and Security Agreement

In December 2018, or the Closing Date, we entered into a loan and security agreement, or, as amended, the Loan Agreement, with SLR Investment Corp. (formerly Solar Capital Ltd.) as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each, on the Closing Date, in June 2019 and in June 2020.

On June 22, 2021, or the Amendment Closing Date, we entered into an amendment, or the Amendment, to our Loan Agreement. Pursuant to the Amendment, we and our lenders agreed to extend the interest-only period in respect of our borrowings under the Loan Agreement from December 21, 2021 until July 1, 2024. The parties also agreed to extend the final maturity date on which all of our outstanding obligations under the Loan Agreement become due to June 1, 2026 (from December 21, 2023 originally). An additional tranche in the amount of $35.0 million is available to us prior to the final maturity date, to be provided at the sole discretion of the lenders. Interest on the outstanding loan balance will accrue at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. Monthly principal payments will commence on July 1, 2024 and will be amortized over the following 24 months. Certain back-end fees are due to the lender at the time of final repayment based on the total funded term loans. The term loans are subject to a prepayment fee of 1.00% if prepayment occurs within the first year subsequent to the Amendment Closing Date, 0.50% in the second year and 0.25% in the third year through final maturity date.

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such financial covenants as of September 30, 2021. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than our intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement, or the Distribution Agreement, with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of September 30, 2021.

Funding Requirements

We expect our expenses to increase substantially in the future as we conduct the activities necessary to advance our product candidates through development. The timing and amount of our operating and capital expenditures will depend largely on:

●	the timing and progress of preclinical and clinical development activities;
●	the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	the timing and outcome of regulatory review of our product candidates;
●	the continued impact of the ongoing COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof, on our operations;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
●	developments concerning our key vendors;
●	our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
●	the costs associated with the operation of our multi-suite manufacturing facility and the costs and timing of any future renovation or expansion of the facility;
●	our ability to establish collaborations if needed;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;
●	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates; and
●	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments for at least 12 months from the issuance date of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$47,735	$8,820	$14,939	$7,763	$16,213
Debt obligations (2)	100,589	5,700	20,716	74,173	—
Total	$148,324	$14,520	$35,655	$81,936	$16,213

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under two operating lease agreements that expire in January 2027 and August 2028, respectively.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the Loan Agreement. For purposes of this table, the interest due under the Loan Agreement was calculated using an assumed interest rate of 8.84% per annum, which was the interest rate in effect as of September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we had cash and cash equivalents of $264.0 million, which consisted of cash, money market accounts and U.S. government money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2021, we had $75.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Australia and China. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the nine months ended September 30, 2021 and 2020, we reported net losses of $141.5 million and $127.2 million, respectively. As of September 30, 2021, we had an accumulated deficit of $622.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of September 30, 2021, we had $264.0 million of cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements, and debt service payments for at least 12 months from the issuance date of the condensed consolidated financial statements included herein. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have an effective shelf registration statement on Form S-3 (Registration No. 333-232955), or the S-3 Registration Statement, on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million (as of September 30, 2021) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the S-3 Registration Statement could result in dilution of our stockholders and could have a negative impact on our stock price.

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

In December 2018, we entered into a loan and security agreement, or, as amended, the Loan Agreement, with SLR Investment Corp. (formerly Solar Capital Ltd.) as collateral agent for the lenders party thereto, or the Collateral Agent, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of September 30, 2021, we have borrowed $75.0 million.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, since early 2020, the coronavirus, or COVID-19, pandemic has caused disruption in the financial markets both globally and in the United States. While the negative effects of the ongoing COVID-19 pandemic appear to be lessening as vaccines have been distributed and administered, and continue to be distributed and administered, in the United States and elsewhere, numerous other countries have not developed, had available or distributed or administered such vaccines at all or on widespread bases. Additionally, there have emerged numerous variants of the coronavirus, and there is a possibility that such variants will display resistance to the vaccines we currently have available and that even breakthrough cases will become widespread. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to continue to negatively impact economic activities in many countries, including the United States. The ongoing spread of the coronavirus, including variants thereof and resurgences in geographies experiencing some relief, could have a negative material impact on our business, prospects, financial condition and results of operations of the Company.

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

For example, Brexit may result in the United Kingdom significantly altering its regulations affecting the clearance or approval of our drug candidates that are developed in the United Kingdom. Since the expiry of the transition period, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. Any new regulations in the future could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

As of September 30, 2021, we had cash and cash equivalents of $264.0 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and investments since September 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Federal NOLs generated in taxable years after December 31, 2017 generally may not be carried back to prior taxable years, and while such federal NOLs generated in taxable years beginning after December 31, 2017 will not be subject to expiration, the deduction for such NOL in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. However, the Coronavirus Aid, Relief and Economic Security Act repeals the 80% limitation on the utilization of such federal NOLs generated in taxable years beginning after December 31, 2017 and beginning before January 1, 2021, and allows for federal NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five taxable years preceding the taxable year in which the loss arises. It is uncertain whether this change in law temporarily allowing for the carryback of federal NOLs will produce any material benefit for our business.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Regulatory authorities in different jurisdictions do not always agree on required nonclinical or clinical data or other requirements for product development and approval and may provide contradictory guidance, thus potentially further complicating or delaying product development or approval. Continued delays as a result of impacts from the ongoing COVID-19 pandemic and as a result of emerging variants of the coronavirus, including any impacts to our clinical supply chain, an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

All but three of our current product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We intend to develop RTX-240, RTX-321 and RTX-224, and may develop future product candidates, alone and in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the severity of the disease under investigation;
●	the patient eligibility and exclusion criteria defined in the protocol;

●	clinical development programs in the same patient population, resulting in competition for clinical trial enrollment;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites, and the ability or willingness of patients to travel to trial sites during the ongoing COVID-19 pandemic;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience, and the availability of qualified investigators to conduct clinical trials during the ongoing COVID-19 pandemic;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be in clinical development or approved for the indications we are investigating;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the availability of adequate supply or quality of our product candidates or other materials necessary to conduct clinical trials, including as a result of the ongoing COVID-19 pandemic;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials of product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Further, over the last few months, we have experienced patient enrollment challenges in our Phase 1 clinical trial of RTX-321, likely as a result of the impacts of COVID-19 on site activation, alongside more competition for patients. Although the overall impact has been minimal, if competition in the patient population continues to increase, including as a result of prolonged impacts from the ongoing COVID-19 pandemic, our clinical trial timing could be delayed. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional or newly launched competitive therapies, rather than enroll patients in any future clinical trial.

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

We expect to develop RTX-240, RTX-321, RTX-224 and potentially future product candidates, alone and in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop RTX-240, RTX-321, RTX-224 and likely other product candidates, alone and in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate RTX-240, RTX-321, RTX-224 or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell RTX-240, RTX-321, RTX-224 or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with RTX-240, RTX-321, RTX-224 or any product candidate we develop, we may be unable to obtain approval of or market RTX-240, RTX-321, RTX-224 or any product candidate we develop.

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

Developing and obtaining regulatory approval for and commercializing any additional product candidates we identify will require substantial additional funding beyond the net proceeds from our IPO completed in July 2018 and our underwritten offering completed in March 2021, and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance additional product candidates, if any, through the development process.

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

In addition to the companies described above, we anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Amgen, Inc., F. Hoffman-La Roche AG (Roche), Johnson & Johnson and Pfizer, Inc.

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

Cellular therapies in general, and RCTs in particular, remain novel and unproven therapies, with no genetically engineered red blood cell therapy approved to date in the United States or the European Union. RCTs may not gain the acceptance of the public or the medical community. For example, CAR-Ts and other cellular therapies have in some cases caused severe side effects and even mortality and their broader use may therefore be limited. Although our RCTs are fundamentally different than these earlier cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Further, with respect to our RTX-240, RTX-321 and RTX-224 programs, the use of potent T cell and NK cell stimulation as a potential treatment for solid or hematological cancers is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

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

Risks related to our business operations

The effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies and ongoing and planned clinical trials. The ongoing COVID-19 pandemic could materially affect our operations, including at our headquarters in Massachusetts and our manufacturing facility in Rhode Island, as well as the businesses or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business.

The outbreak of COVID-19 was reported to have originated in Wuhan, China, in December 2019 and has since spread to most countries around the world, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In response to the rapid global spread of the virus, national, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included movement control and shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential services and infrastructure. The President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempted certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government, and the Governor has clarified that biopharmaceutical research and development is essential and exempt. Further, on March 28, 2020 the Governor of Rhode Island ordered all individuals living in the State of Rhode Island and Providence Plantations to stay at their place of residence until April 13, 2020, which was subsequently extended to May 8, 2020 to mitigate the impact of the COVID-19 pandemic. Although many national and state restrictions, including those mentioned above, have been eased or lifted in light of vaccination rates and as cases in the United States, including Massachusetts and Rhode Island, have decreased, these eased or lifted protocols may be reinstated or become more restrictive if the United States or certain areas experience a resurgence of infections.

Our suppliers and vendors are all subject to these restrictions and orders and have been similarly impacted. Fluctuation in infection rates in the regions in which we have business operations has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated restrictions. The duration and severity of the pandemic, as well as periodic spikes in infection rates, new strains of the virus that causes COVID-19, local outbreaks and resurgence of the virus, and the broad availability of effective vaccines have impacted, and may continue to impact, our preclinical studies and clinical trial operations. While not materially adversely affected, our business continues to experience the impact of COVID-19 on our supply chain, vendor operations and clinical trial activities. The ultimate extent of such impact, including on the supply chain for our candidates and our clinical trial activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19, or the effectiveness of actions and vaccinations to contain and treat COVID-19. The continued effects of COVID-19 globally, including the identification of new strains of COVID-19, could continue to adversely impact our preclinical studies and plans for clinical trials in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we will rely upon to carry out our clinical trials. Any continuing negative impact COVID-19 has on patient enrollment or treatment, including access to study sites, availability of study data, or the advancement of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidates and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Additionally, since the beginning of the ongoing COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has in some instances made it more difficult, or has delayed our ability, to timely obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to future delays in these trials.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions due to the ongoing COVID-19 pandemic or any potential future resurgences thereof. While the negative effects of the ongoing COVID-19 pandemic appear to be lessening and vaccines have been widely distributed and administered, and continue to be distributed and administered, in the United States, numerous other countries have not developed, or distributed or administered, vaccines at all or on widespread bases, and, therefore, we may continue to see widespread impact of the ongoing COVID-19 pandemic. Additionally, there is a possibility that new variants of the coronavirus will display resistance to the vaccines we currently have available, and in limited instances, have already begun to appear and demonstrate vaccine resistance in various parts of the globe. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of October 31, 2021, we had 268 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David R. Epstein, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Jose Carmona, our Chief Financial Officer, Christina Coughlin (resigning), our Chief Medical Officer, Laurence Turka, our Chief Scientific Officer, Dannielle Appelhans, our Chief Operating Officer, and Spencer Fisk, our Senior Vice President and Chief Technical Operations Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

We are early in our development efforts. The INDs for RTX-240, RTX-321 and RTX-224 have been allowed to proceed by the FDA. We have completed dosing of the fifth cohort in the Phase 1/2 clinical trial for advanced solid tumors, have added two additional cohorts in the Phase 1/2 trial of single-agent RTX-240 in advanced solid tumors and have continued to enroll patients in the Phase 1 clinical trial for AML. We also began dosing patients in the Phase 1 clinical trial of RTX-321 for the treatment of advanced HPV 16-positive cancers. Furthermore, we recently began dosing patients with RTX-240 in combination with pembrolizumab in a new Phase 1 arm of the ongoing Phase 1/2 clinical trial for advanced solid tumors. We cannot be sure that submission of any future INDs or subsequent protocol amendments will result in the FDA allowing testing and clinical trials to begin or proceed, or that, once begun, issues will not arise that lead to the suspension or termination of such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. The inability to complete clinical trials for RTX-240, RTX-321 or RTX-224 on the timelines currently anticipated or at all could have a material adverse effect on our business, results of operations and prospects.

All of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical development of RCTs, including the development of our initial product candidates - RTX-240, RTX-321 and RTX-224. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. The success of our product candidates will depend on several factors, including the following:

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

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials. Additionally, due to the ongoing COVID-19 pandemic, the conduct of Advisory Committee meetings may be disrupted or delayed and the impact that may have on the overall timing of regulatory approvals is uncertain.

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

At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. For biological products in particular, the Executive Order also directs FDA to: continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products; facilitate the development and approval of biosimilar and interchangeable products; clarify existing requirements and procedures related to the review and submission of BLAs; and identify and address any efforts to impede biosimilar competition. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, on August 6, 2021, CMS announced a proposed rule to rescind the MFN Model. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent litigation, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2021 due to the ongoing COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to our patent portfolio, as of September 30, 2021, most of the patent rights that we own or in-license are currently pending patent applications, except that we own 13 issued U.S. patents and we have two in-licensed U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

We rely upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and RED PLATFORM. For example, under the WIBR License, WIBR grants us an exclusive, worldwide, sublicensable license under four patent families to research, develop, make, and commercialize products and processes covered by such patent rights for all uses. The portfolio of patent rights licensed to us under the WIBR License is directed, in part, to the in vitro production of red blood cells, including the use of the enzyme sortase to conjugate a protein of interest to the cell surface. Patent rights that we in-license may be subject to a reservation of rights by one or more third parties. For example, our in-licensed patent rights from WIBR under the WIBR License were funded in part by the U.S. government. As a result, the U.S. government may have certain rights to such intellectual property. Furthermore, pursuant to a Defense Advanced Research Projects Agency Agreement between WIBR and a global biopharmaceutical company, the biopharmaceutical company funded research resulting in one of the patent families licensed to us under the WIBR License and retained a worldwide, irrevocable, non-exclusive, royalty-

free right to use the inventions and technologies covered by this patent family for research and development purposes. WIBR also retains the right with respect to all four patent families licensed to us to (i) to practice the patent rights licensed under the agreement for research, teaching and educational purposes, including sponsored research and collaboration, and (ii) to grant non-exclusive licenses to academic and not-for-profit research institutes to practice under the patent rights for research, teaching and educational purposes (excluding sponsored research), while Tufts retains such rights only with respect to the patent family that it co-owns.

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

Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things:

●	material interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations as a result of the ongoing COVID-19 pandemic;

●	the continued manufacture and supply of raw materials and components for the Company’s clinical and development programs, which, in some cases, have been delayed or interrupted due to the ongoing COVID-19 pandemic, and the availability of any of which could be significantly impaired in the future by the ongoing COVID-19 pandemic;

●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

●	a lack of long-term supply arrangements for key components with our suppliers;

●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

●	difficulty and cost associated with locating and qualifying alternative suppliers for our components and precursor cells in a timely manner;

●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

●	continued delay in delivery due to our suppliers prioritizing other customer orders over ours, in particular to meet demand for vaccines, or other delays related to the ongoing COVID-19 pandemic; and

●	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative, or in addition, to our reliance on CMOs for the manufacture of our product candidates. As of January 2020, this manufacturing facility is operational and is expected to provide cGMP materials for clinical supply and, ultimately, commercial product upon regulatory approval. We are currently providing cGMP supply for our ongoing RTX-240 and RTX-321 cancer clinical trials from this site.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $3.35 per share and as high as $38.71 per share through October 29, 2021. In addition to the factors discussed in this “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

The holders of 38,296,526 shares of our common stock as of September 30, 2021 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

RUBIUS THERAPEUTICS, INC.

Date: November 8, 2021	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)