Form 10-K
period 2021-12-31
Rubius Therapeutics, Inc.
filed 2022-02-25
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately (based on the last reported sale price on the NASDAQ Global Select Market as of such date) was $851.6 million.

As of January 31, 2022 the registrant had 90,080,520 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Rubius Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, results of preclinical studies or clinical trials and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements involve various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	expectations regarding the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation, enrollment in and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	plans to advance product candidates into or successfully complete any clinical trial;
●	beliefs about data results and analyses, including what early data demonstrates or suggests, as well as expectations regarding the safety and efficacy, and overall potential and advantages, of our product candidates and our expected timing for data;
●	beliefs that we have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trial and eventual commercialization;
●	beliefs that we can obtain or manufacture adequate and timely supply of our product candidates for clinical trials or for commercial use, if approved;
●	expectations regarding the operation of our manufacturing facility and any plans for further renovation or expansion;
●	beliefs regarding and plans for our identified research priorities to advance our technologies;
●	plans to license additional intellectual property relating to our product candidates and expectations that we will be able to comply with our existing license agreements;
●	expectations that our cash will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023 and that we will be able to obtain funding for our operations, including funding necessary to complete further development, clinical trials and, if approved, commercialization of our product candidates;
●	beliefs about the intellectual property rights of others and our ability to commercialize our products in light of such third-party rights;
●	beliefs about developments relating to cellular therapies, including red blood cell therapies;
●	expectations for competing therapies that are or become available;

●	plans for the commercialization of, and expectations for the market for, our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our plans to attract collaborators with development, regulatory and commercialization expertise;
●	expectations to enter into agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	beliefs about the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	expectations for the impact of global economic and political developments on our business and on our clinical trials, including economic slowdowns or recessions that may result from the ongoing COVID-19 pandemic;
●	expectations for the rate and degree of market acceptance of our product candidates, if approved;
●	anticipated regulatory developments in the United States and foreign countries;
●	expectations that we will be able to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	estimates for expenses, future revenue, capital requirements and needs for, and ability to obtain, additional financing;
●	the expected impact of laws and regulations and legislative and regulatory changes;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and
●	our expectations regarding our transition to a large accelerated filer and our loss of emerging growth company status.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Therefore, you should not place undue reliance on forward-looking statements. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;

●	we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;

●	our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially;

●	the successful development of cellular therapeutics, such as our investigational Red Cell Therapeutics, or RCTs, is highly uncertain;

●	our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;

●	the FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict;

●	clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;

●	our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

●	positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates;

●	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;

●	we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;

●	the effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials;

●	if we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED PLATFORM, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;

●	we intend to rely on patent rights and the status of our product candidates, if approved, as products eligible for exclusivity under the Biologics Price Competition and Innovation Act (BPCIA). If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets;

●	third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED PLATFORM and other technologies;

●	our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	we have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on contract manufacturing organizations for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful; and

●	we do not have extensive experience as a company managing a manufacturing facility.

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

Item 1. Business

Overview

Rubius Therapeutics is a clinical-stage biopharmaceutical company that is biologically engineering red blood cells, or RBCs, to develop an entirely new class of cellular medicines called Red Cell Therapeutics, or RCTs, for the treatment of cancer and autoimmune diseases. Our company was built upon the research and findings of Flagship Pioneering’s Venture Labs innovation team along with the discoveries of Professors Harvey Lodish and Hidde Ploegh of the Whitehead Institute for Biomedical Research at MIT. Based on our vision that human red blood cells are the foundation of the next significant innovation in medicine, we have developed a programmable and highly versatile platform, which we call the RED PLATFORM, to biologically engineer and culture allogeneic red blood cell therapies that enable multiple applications, or modalities. We believe a key advantage of our platform is that, once a modality is validated, we increase the likelihood of success for all the programs within that modality, underscoring the broad potential of the RED PLATFORM to help patients.

2021 Highlights

In 2021, we demonstrated strong execution across our pipeline of RCTs, as highlighted below.

Broad Immune Stimulation for the Treatment of Cancer

RTX-240

In March 2021, we announced initial clinical data from the ongoing Phase 1/2 clinical trial of RTX-240 in advanced solid tumors that we believe provides clinical validation of the RED PLATFORM’s potential ability to engineer red blood cells to mimic the human immune system and stimulate adaptive and innate immunity to generate clinical responses in cancer patients with refractory disease. RTX-240 is an allogeneic, off-the-shelf cellular therapy product candidate that is engineered to simultaneously present hundreds of thousands of copies of the costimulatory molecule 4-1BB ligand (4-1BBL) and IL-15TP (trans-presentation of IL-15 on IL-15Rα) in their native forms. RTX-240 is designed to broadly stimulate the immune system by activating and expanding both NK and CD8+ memory T cells to generate a potent anti-tumor response.

The data reported in March 2021 included initial safety (n=16) and efficacy (n=15) data from the RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors. These data were also presented at the American Association for Cancer Research Virtual Annual Meeting in April 2021. Five dose cohorts were completed at the time of the data cutoff on February 28, 2021, and the data analysis was based on RECIST v1.1. criteria. We observed the following:

●	no treatment-related Grade 3 or Grade 4 adverse events or dose limiting toxicities;
●	most common treatment-related Grade 1/2 adverse events were fatigue, chills, nausea, decreased appetite and arthralgias. There was a single Grade 1 event of liver toxicity;

●	two responses were observed in the study including a confirmed partial response, or PR, in a patient with metastatic anal cancer, and an unconfirmed PR in a patient with metastatic uveal melanoma. Both patients’ diseases had progressed on prior anti PD-L1 and anti-PD-1 therapy, respectively;
●	stable disease, or SD, was observed in six patients, including four patients with stable disease for at least 12 weeks in non-small cell lung cancer, soft tissue sarcoma, pancreatic cancer and prostate cancer; and
●	pharmacodynamic effects showed the activation and/or expansion of the key NK and/or T cells types in all patients (n=16).

Further, preliminary data from the single agent solid tumor arm of our RTX-240 Phase 1/2 study that we reported in March 2021 showed early evidence of favorable immune-permissive changes in the tumor microenvironment, or TME, in three out of four patient biopsies, including increased expression of PD-L1 and/or increased ratio of M1/M2 macrophages after treatment with RTX-240, suggesting single-agent RTX-240 is able to induce changes in the TME that have been associated with response to checkpoint inhibition.

As a result of no dose-limiting toxicities, or DLTs, and a clear NK cell number dose response and other pharmacodynamic effects, we are continuing to dose escalate the single-agent RTX-240 solid tumor trial and expect to report updated clinical results for this trial, along with an integrated clinical development plan that includes Phase 2 expansion cohorts, during the first quarter of 2022.

In March 2021, we presented preliminary trafficking data from the first acute myeloid leukemia, or AML, patient in the Phase 1 arm of the ongoing RTX-240 clinical trial for the treatment of relapsed/refractory AML, showing accumulation of activated, granzyme B-positive NK and T cells in the bone marrow, which is the site of disease in AML. We plan to report additional results from this arm of the ongoing RTX-240 clinical trial during the first quarter of 2022.

In June 2021, we began dosing patients in the arm of our RTX-240 clinical trial that is evaluating RTX-240 as a combination therapy with pembrolizumab for the treatment of patients with relapsed/refractory or locally advanced solid tumors. We believe that RTX-240, with its mechanism of action as a broad immune agonist, may have synergy with immune checkpoint inhibition and could potentially overcome resistance to PD-1 inhibition. We expect to report initial clinical results from this arm of the ongoing Phase 1/2 clinical of RTX-240 during the second half of 2022.

In July 2021, the paper entitled “Anti-Tumor Effects of RTX-240: An Engineered Red Blood Cell Expressing 4-1BB Ligand and Interleukin-15” was published in the peer-reviewed journal Cancer Immunology, Immunotherapy. The publication highlights preclinical findings and demonstrates that, consistent with the data reported in March 2021, RTX-240 activates and expands CD8+ T cells and NK cells in vitro and in vivo generating potent anti-tumor activity in both a colorectal and melanoma model.

RTX-224

RTX-224 is an allogeneic cellular therapy that is engineered to express hundreds of thousands of copies of 4-1BBL and interleukin-12, or IL-12, on the cell surface. RTX-224 is designed as a broad immune agonist of both adaptive and innate responses, designed to activate CD8+ and CD4+ T cells, activate and expand NK cells, and promote antigen presentation. It is expected to produce a broad and potent anti-tumor T cell response and an innate immune response and have anti-tumor activity in those tumor types with known sensitivity to T cell killing, including tumor types with high mutational burden, PD-L1 expression and known responsiveness to checkpoint inhibitors. The combination of IL-12 and

4-1BBL has the potential to broadly induce an immune response in patients with solid tumors and may serve as the bridge between the innate and adaptive immune systems.

In November 2021, we presented preclinical data for RTX-224 at the Society for Immunotherapy of Cancer’s 36th Annual Meeting, showing that RTX-224 activated immune cells in the spleen and blood, leading to their trafficking into the tumor microenvironment to deliver an anti-tumor effect in our preclinical models.

The IND for RTX-224 was cleared in 2021, and, in January 2022, we began dosing patients in the Phase 1/2 clinical trial of RTX-224 for the treatment of patients with certain relapsed/refractory or locally advanced solid tumors, including non-small cell lung cancer, cutaneous melanoma, head and neck squamous cell carcinoma, urothelial (bladder) carcinoma and triple-negative breast cancer.

Antigen-Specific Immune Stimulation for the Treatment of Cancer

RTX-321

RTX-321 is an allogeneic, off-the-shelf artificial antigen presenting cell, or aAPC, therapy product candidate that is engineered to induce a tumor-specific immune response by expanding antigen-specific T cells. RTX-321 expresses hundreds of thousands of copies of an HPV 16 peptide antigen bound to major histocompatibility complex class I proteins, the costimulatory molecule 4-1BBL and the cytokine IL-12 on the cell surface to mimic human T cell-APC interactions. In our Investigational New Drug, or IND, application filing, we included frozen drug substance for the first time as part of the manufacturing process, allowing for a truly off-the-shelf cellular therapy product candidate with a potential shelf life of several years.

In May 2021, a peer-reviewed manuscript about RTX-321 was published in Nature Communications, highlighting preclinical findings demonstrating that the surrogate model of RTX-321 induced a broad immune response, epitope spreading and memory formation in preclinical studies.

We began dosing patients in the Phase 1 clinical trial of RTX-321 in April 2021. As of January 2022, there have been no DLTs observed and we are therefore continuing to dose escalate the trial. We expect to report initial results from the trial during the second half of 2022.

Antigen-Specific Immune Tolerance for the Treatment of Autoimmune Diseases

RTX-T1D (Type 1 Diabetes)

In December 2021, we shared preclinical proof of concept data, demonstrating tolerance induction and the potential for bystander suppression in two stringent type 1 diabetes preclinical models. Specifically, we established efficacy in the BDC2.5 adoptive transfer model with data showing that an RTX-T1D surrogate reversed established inflammation and induced two types of regulatory T cells, resulting in protection against re-challenge. Moreover, the data showed that repeated dosing could extend duration of disease protection to 5 months (the endpoint of the study). We also showed early efficacy in the non-obese diabetic mouse, or NOD, preclinical model. Results at 25 weeks showed that a mouse surrogate of RTX-T1D that delivered only two antigens delayed disease. As disease in NOD mice is caused by many autoantigens, these results demonstrate the potential for bystander suppression. These findings are potentially translatable beyond type 1 diabetes to multiple autoimmune diseases, including Rubius other high priority target indications such as multiple sclerosis and celiac disease.

We intend to present these results in a peer-reviewed setting and expect to provide details of our development timeline later in 2022.

Manufacturing

In 2021, we achieved the following manufacturing milestones:

●	Increased cells produced per batch in 50L bioreactors by four times that of 2020, enabling uninterrupted clinical supply for three Phase 1 arms of the RTX-240 clinical trial and for the Phase 1 RTX-321 trial; and

●	Introduced frozen drug substance for RTX-321 and RTX-224, potentially enabling inventory storage for more than two years.

●	Additional accomplishments include:
o	Greater than 90% lot success rate for RTX-240 and RTX-321 clinical supply;
o	Hundreds of doses administered across all three arms of our RTX-240 Phase 1/2 trial and our RTX-321 Phase 1 trial;
o	High transduction efficiency, with greater than 90% of cells transduced with therapeutic proteins; and
o	Highly consistent protein expression (dual or triple).

We have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trials and eventual commercialization.

Our Approach

Utilizing Red Blood Cells to Create Cellular Therapies

RBCs represent the first example of a transformative cellular therapy as physicians have been administering blood to patients since the early 1800s. We believe that RCTs have the potential to transform the cellular therapy landscape and may avoid many of the complications and risks often associated with earlier generation cellular therapies since RCTs have low levels of nucleated cells and therefore have a low risk of oncogenicity. Given the well-characterized and confined biodistribution of RBCs to the vasculature and spleen, RCTs represent the ideal cell type to enable direct cell-cell interaction with immune system cells also located in the vasculature and spleen.

The RED PLATFORM Enables Multiple Modalities in Cancer and Autoimmune Diseases

We currently have three modalities that we are actively developing – broad and antigen-specific immune system stimulation for the treatment of cancer and immune modulation to induce antigen-specific tolerance for the treatment of autoimmune diseases. We believe that once we create and validate a modality, it will allow for the creation of multiple medicines within such modality.

Cancer: RCTs are engineered to express combinations of co-stimulatory molecules, cytokines and/or other molecules on the cell surface to activate and expand different components of the immune system. We believe our RCTs have the potential to offer the following advantages:

Broad immune stimulation: Our RCT product candidates are engineered to broadly activate the adaptive and innate immune systems through immune cell agonists to attack and kill tumors. RCTs can express combinations of co-stimulatory ligands, cytokines and/or other molecules and are designed to replicate how the immune system naturally activates effectors, for example, T and NK cells. Because red blood cells are largely restricted to the vasculature and spleen, these product candidates may have limited side effects, as observed in our preclinical studies, with a potential for a broad therapeutic window. We believe RCTs have the potential for wide therapeutic application across a range of solid tumors and hematologic cancers. This approach has been de-risked with the initial results from the RTX-240 single-agent Phase 1 trial, and we believe the increased likelihood of success extends to our second broad immune stimulation program, RTX-224, which entered the clinic in January 2022.

We are currently exploring several additional broad immune stimulation modalities in cancer. For example, we are investigating additional payloads and proteins for enhanced potency and are evaluating how we can use our cells to activate dendritic cells with or without an antigen.

Tumor antigen-specific immune activation via cell surface antigen presentation: We are also developing RCT product candidates to simultaneously express three signals on the cell surface: (1) a tumor-specific antigen in the context of major histocompatibility complex, or MHC, molecule, (2) a co-stimulatory ligand and (3) a cytokine. These cells, termed artificial antigen presenting cells, or aAPCs, have a dual mechanism of action: they are designed to induce both a tumor-specific immune response by expanding tumor antigen-specific T cells, as well as broad immune activation capable of eliciting an anti-tumor response in vivo. RTX-321, our lead aAPC program, is engineered to express an HPV 16-associated peptide bound to MHC class I, 4-1BBL and IL-12 on the cell surface to mimic human T cell-APC interactions. We plan to follow RTX-321 with a range of programs that could target viral antigens, shared, or over-expressed cancer-associated antigens and personalized neoantigens.

For our antigen-specific approach in cancer, we are also developing a next generation artificial antigen-presenting cell approach with a loadable MHC Class I molecule that allows for presentation of multiple antigens on a single RCT and creates a library of HLA types to broaden the number of patients we may reach with our aAPCs.

Our ability to modulate the immune system extends beyond oncology.

Autoimmune Diseases: RCT product candidates are engineered to express specific autoantigens that are the target of immune responses which cause autoimmune disease. This approach takes advantage of the natural tolerogenic properties of RBCs and enables us to potentially add further modifications to enhance the ability of the RCT to suppress, modulate or eliminate disease-causing cells. We have generated data in two stringent preclinical models of Type 1 diabetes that collectively demonstrate antigen-specific tolerance induction with the potential for bystander suppression. This proof of concept can potentially be extended beyond Type 1 diabetes to other T cell-mediated diseases, such as multiple sclerosis and celiac disease, as well as to the prevention of undesired immune responses to enzyme replacement therapy and gene therapy.

Additionally, we are exploring how we can arm RCTs with other immunomodulators and targeting moieties to further enhance their ability to induce tolerance.

Advantages of Our Proprietary RED PLATFORM

Our discoveries and innovations in genetic engineering and cell culture processes support our belief that RBCs have the potential to serve as a foundation for the creation and development of a new class of cellular therapies. The RED PLATFORM and RCTs are designed to confer desirable attributes for a next generation cellular therapy, including the following:

●	Broad therapeutic applications: We believe we can engineer hundreds of RCTs to have therapeutic potential across many areas, including cancer and autoimmune diseases. RCTs can be engineered to express co-stimulatory molecules, cytokines and other proteins for enhanced potency, on the cell surface, including combinations of proteins to activate and expand T cells, NK cells or antigen-specific T cells for the potential treatment of cancer; or to express autoimmune disease-associated antigens within or on the cell surface, along with proteins that suppress immune responses, to induce immune tolerance for the potential treatment of autoimmune diseases. While the focus of our RED PLATFORM is currently in cancer and autoimmune diseases, we believe the versatility of our platform can be applied to other therapeutic areas.
●	Advantageous tolerability: RCTs have low levels of nucleated cells and do not divide following administration to patients. As a result, we believe our RCT product candidates potentially pose less risk than other cellular therapies, which have caused cytokine release syndrome, neurotoxicity and death. In addition, based on the low level of nucleated cells in our product candidates, we believe the potential risk of inducing oncogenicity is low compared with other nucleated cellular therapies.
●	Allogeneic: RCTs are produced from O negative donor blood stem cells, which can be administered to approximately 95% of the world’s population, and are therefore allogeneic, ready-to-use cellular therapies that we believe will be tolerated by many patients.
●	Predictable biodistribution: RBCs normally reside in the vasculature and the spleen and do not extravasate in appreciable numbers into other healthy tissues. Biodistribution into the spleen allows for RCTs designed to stimulate the immune system to interact with the large number of immune cells that reside there and promote an attack against cancer. Recent evidence published in scientific journals suggests that anti-tumor T cells with the potential to be activated to attack tumors may primarily reside in the peripheral blood and spleen – the two locations of action of RCTs as shown in our preclinical studies. Following RCT engagement with these anti-tumor T and NK cells, the activated effector cells are expected to traffic to the tumor microenvironment. We anticipate that this predictable biodistribution will allow RCTs to generate desired clinical activity as a result of the antitumor T and NK cell-interactions in the peripheral blood and spleen, while avoiding off-tissue engagement in other organs that can lead to toxicities.
●	Convenience: Our medicines are administered in an outpatient clinic and do not require pretreatment or lymphodepletion and there are no required post-treatment hospitalizations.
●	Efficient product engine: Our programmable RED PLATFORM allows for repeated generation of product candidates. We believe that once we create and validate a therapeutic modality, it will allow for the intentional generation of multiple medicines in each modality. By modifying the gene or genes that encode biotherapeutic proteins within the cell or on the cell surface of RCTs, we are able to rapidly develop new RCTs designed to treat different diseases. Our uniform approach should also enable us to leverage common chemistry, manufacturing and controls, or CMC, and toxicology data packages to shorten development timelines.
●	Scalable and flexible manufacturing: We manufacture RCTs in bioreactors that we intend to scale over time to support multiple ongoing clinical trials and, ultimately, potential commercial production. A single donor is expected to support the manufacturing of hundreds to thousands of doses, depending on the therapeutic application. As a result, we expect the cost of goods sold for RCTs to eventually be significantly lower than existing cellular therapies, such as CAR-T therapy. We manufacture RCTs using well-characterized lentiviral vectors. In the case of

RTX-321 and RTX-224, with the introduction of frozen drug substance, the product candidate has a potential shelf life of several years, making it a truly off-the-shelf cellular therapy.

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

Build a leading, fully integrated cellular therapy company. We have built a fully integrated platform company well-positioned to advance our current pipeline of RCTs from discovery, research and platform innovation through clinical development, which we believe will enable us to move with speed and incorporate new learnings as we advance the platform, and to nimbly respond to emerging opportunities. We have built and customized each capability to deliver on our entirely novel platform and modality approach.

Further strengthen our position as the pioneer of RCTs through continuous platform expansion and improvement. Our proprietary RED PLATFORM enables rapid and repeatable parallel generation of therapeutic candidates. Since platform inception, we have biologically engineered more than 1,000 different therapeutic proteins, underscoring the highly versatile and programmable nature of the platform. In March 2021, we disclosed initial clinical results from the single-agent RTX-240 Phase 1/2 clinical trial in advanced solid tumors, which we believe provide clinical validation of the RED PLATFORM. We continue to invest in enhancing our platform and plan to explore new payloads and proteins on or within our cells, introduce a loadable MHC platform to extend the benefit of an antigen-specific approach to more patients and activate dendritic cells as an additional way to activate the immune system. In autoimmune diseases, we believe a T-cell directed immune tolerance approach is possible with the RED PLATFORM as is adding different immune modulatory and targeting moieties and preventing undesired immune responses to enzyme replacement therapy and gene therapy.

Expand patient access to RCTs through strategic partnerships. Given the breadth of therapeutic opportunities for RCTs, we believe select strategic partnerships in a subset of therapeutic areas may provide an attractive avenue for expanding patient access to RCTs. The global reach and operational expertise within certain pharmaceutical companies may complement our growing organization in areas such as clinical development and commercialization.

Maintain a strong culture, continuously attract new talent and build the world’s leading center for red blood cell biology research and engineering. Our headquarters are located in Cambridge, Massachusetts, one of the world’s leading hubs for biopharmaceutical innovation, providing us access to world-class talent, leading academic investigators and key opinion leaders. We have leveraged our location to attract scientific talent and experienced, innovative leaders and have built a strong culture that is focused on realizing our vision. In recognition of this commitment, we were named a 2021 Top Places to Work by the Boston Globe. In addition, we have a highly experienced cell therapy technical operations team at our fully owned manufacturing site in Smithfield, Rhode Island, which was named among the 2021 Top 3 Places to Work in Rhode Island by the Providence Business Journal. We have assembled a network of scientific advisors with deep expertise in red blood cell biology, process development and manufacturing, as well as clinical experience across the therapeutic areas that we are initially targeting. We will continue to build a team of employees, advisors and collaborators with experience in the discovery, development, manufacture and commercialization of cellular therapies.

Our Broad and Diverse Product Candidate Pipeline

Rubius Therapeutics is advancing a broad pipeline of RCT product candidates. Our current programs are investigating applications across a range of cancer and autoimmune diseases.

Definitions: aAPC—artificial antigen presenting cell; AML—acute myeloid leukemia; HPV 16+—Human papillomavirus 16 positive; R/R —relapsed/refractory.

Cancer

We believe that RCTs may have broad therapeutic applicability across a range of both solid and hematological cancers and are developing a pipeline of RCTs that target T cells, NK cells, dendritic cells or combinations thereof that are designed to then lead to the killing of tumor cells. Our RCT oncology pipeline is noteworthy in the field of immuno-oncology as our RCTs can be engineered to target cancer in both a non-specific manner (combining T cell agonists and cytokines on the cell surface) for broad immune system stimulation or in an antigen-specific manner with our artificial antigen-presenting cells to generate a tumor antigen-specific response. In addition to investigating the single-agent activity of each RCT product candidate in the clinic, we plan to evaluate our RCTs in combination with other immuno-oncology agents, as well as standard of care therapy (for example, chemotherapy or signaling inhibitors).

Broad Immune System Stimulation: RTX-240 and RTX-224

RTX-240 and RTX-224 are designed to broadly stimulate and expand adaptive and innate immunity to generate an antitumor response by expressing agonist natural ligands on the surface of RCTs, replicating how the immune system naturally functions. RTX-240 and RTX-224 represent two approaches to combination agonist therapy in the clinic.

RTX-240 is designed as a broad immune agonist engineered to express hundreds of thousands of copies of trimeric 4-1BBL and of IL-15TP, a fusion of IL-15 and IL-15 receptor alpha, on the cell surface. This combination is synergistic and designed to activate and expand both NK cells and CD8+ memory T cells. The potent activation of the NK cell subset by RTX-240 leads to a mechanism of action that may target specific tumor types thought to be susceptible to this mechanism, for example, those immunologically “cold” tumors, with low PD-L1 and low MHC class I expression. We are initially studying RTX-240 across a range of solid tumor types and in patients with relapsed/refractory acute myeloid leukemia and expect to utilize the specific biology of both NK and T cells to select appropriate indications for the further development of RTX-240.

In contrast to RTX-240, RTX-224 is engineered to express hundreds of thousands of copies of 4-1BBL and IL-12 on the cell surface. It has been designed as a broad immune agonist to induce both a potent anti-tumor T cell response and an innate immune response and to have anti-tumor activity in those tumor types with known sensitivity to T cell killing, including tumor types with high mutational burden, PD-L1 expression and known responsiveness to checkpoint inhibitors. The combination of IL-12 and 4-1-BBL signaling is designed to potently stimulate the proliferation and activation of all subsets of effector T cells, as well as cells of the innate response, while limiting the activation of the regulatory T cell population. IL-12 stimulation of immune cells drives the activation and proliferation of both CD8+ and CD4+ T cells across the subsets, driving Th1 differentiation, and promotes antigen presentation through the effects of IL-12 on the innate immune response.

Each of IL-15 and IL-12 has potentially potent effects that will guide the development plans for RTX-240 and RTX-224, respectively. We believe the synergistic activity between the expression of 4-1BBL and these two key cytokines has the potential to provide a number of therapeutic benefits:

●	Improved anti-tumor activity through broad and sustained activation of specific elements of the immune system: Both RTX-240 and RTX-224 drive robust stimulation of the immune system as 4-1BBL and the cytokines (IL-15 or IL-12) are simultaneously presented in high copy numbers to immune cells, thereby simulating a potent anti-tumor response. The two cytokines target different cell types and different aspects of the immune system, and these differential activities will help guide the development of each agent in the clinic. We believe the synergistic activity between 4-1BBL and the respective cytokine has the potential to result in improved outcomes, either as monotherapy or in combination with existing immunomodulatory therapies, such as checkpoint inhibitors.
●	Prevention or mitigation of resistance to checkpoint inhibitors: Checkpoint inhibitors block suppression of the adaptive immune system in cancer patients, allowing activation of T cells to kill cancer cells. There are several recognized mechanisms of tumor resistance to checkpoint inhibitors including the loss of MHC I expression, low mutational burden and/or low tumor antigen expression that could be addressed by the NK-activating mechanisms of action of the RCT product candidates. We therefore believe that both RTX-240 and RTX-224, used either alone or in combination with other immunotherapies, could prevent the emergence of, or mitigate, resistance to T cell mediated killing, and these mechanisms could assist in selecting those tumor types most sensitive to each mechanism of action.
●	Clinical potential in tumors that are resistant or refractory to immunotherapy: With both RTX-240 and RTX-224, we believe that the combination of 4-1BBL and potent cytokine signaling has the potential to promote tumor killing and provide therapeutic benefits to patients whose disease has progressed on standard immunotherapy approaches, including checkpoint inhibitors. In addition to the immune effector cell activation effects with these RCTs, the induction of antigen presentation with IL-12 (in the case of RTX-224) is likely important when addressing tumors that do not respond to existing immunotherapies due to loss of tumor antigens or low mutational burden, where augmenting antigen presentation may be an important means to promote anti-tumor immunity.
●	Tolerability: We expect both RTX-240 and RTX-224 to be largely confined to the vasculature and the spleen and thus not reach specific organs where agonists have demonstrated toxicity (for example, the liver). We believe this makes these product candidates less likely to have side effects and more likely to have a broad therapeutic window. In contrast, direct systemic administration of cytokines, including IL-15, IL-12 and other interleukins, as well as 4-1BB pathway agonism by monoclonal antibodies, has been limited by safety and tolerability concerns in the clinical development of these approaches, resulting in a narrower therapeutic window. We believe that RTX-240 and RTX-224 may provide greater tolerability and the potential for anti-tumor activity without the toxicities observed with other immune agonists.

We believe that both RTX-240 and RTX-224 provide potentially transformative approaches to treating patients with solid or hematological tumors whose disease could respond to immunotherapy. Further, we believe that by demonstrating that RTX-240 and RTX-224 are working as intended to induce antitumor innate and adaptive immune responses, we can unlock the potential of the RED PLATFORM across our pipeline of cancer programs.

RTX-240 in solid tumors

Current therapies and their limitations

Checkpoint inhibitors, such as anti-programmed death protein 1 antibodies, or anti-PD-1 antibodies, act by inhibiting suppression of the adaptive immune system in cancer patients and have significantly extended survival in multiple solid tumor types, particularly in patients with advanced cancers. The vast potential of checkpoint inhibitors is highlighted by market projections that estimate sales for this class of drugs could reach $50 billion in 2024. Despite the encouraging efficacy of checkpoint inhibition for some patients, overall response rates remain relatively low and range, on average, from 25% to 50%. Unfortunately, even when a patient’s cancer does respond to treatment, the disease often progresses within six to 12 months, depending on the cancer and the therapeutic intervention. Clinicians and biopharmaceutical companies are increasingly evaluating combination therapies to improve response rates and to expand the size of the population that may benefit. RTX-240 has the potential to overcome resistance to checkpoint inhibitors, given the biologic effects observed with RTX-240.

Clinical Development of RTX-240 in solid tumors

We are currently enrolling adult patients in a Phase 1/2 clinical trial evaluating RTX-240 in patients with relapsed/refractory or locally advanced solid tumors. The trial is an open-label, multicenter, multidose, first-in-human dose escalation and expansion study to determine the safety and tolerability, recommended phase 2 dose and optimal dosing interval, pharmacology, and antitumor activity of RTX-240. Primary outcome measures include: (1) safety as measured by incidence of treatment emergent adverse events, or TEAEs; (2) dose limiting toxicities, or DLTs, as determined by incidence and severity of adverse events; and (3) pharmacodynamic, or PD, effects which are evaluated through changes in NK and T cell activation states and numbers relative to baseline in both peripheral blood, as well as in on-treatment tumor biopsies. Secondary outcome measures include: (1) the pharmacokinetics, or PK, of RTX-240 as measured by the number of RTX-240 cells positive for both 4-1BBL and IL-15 using flow cytometry; (2) determination of immunogenicity of RTX-240 as measured by incidence of antibodies to RTX-240; (3) antitumor activity of RTX-240 as measured by clinical benefit rate, or CBR, duration of response, or DoR, progression-free survival, or PFS, overall survival, or OS, time to response, or TTR, and time to progression, or TTP; and (4) antitumor activity as measured by objective response rate. The study will include an expansion phase in specified tumor types during the Phase 2 portion of the solid tumor arm.

Initial clinical data for RTX-240 in solid tumors

In March 2021, we reported initial clinical results from the ongoing Phase 1/2 clinical trial of RTX-240 in patients with relapsed/refractory or locally advanced solid tumors.

Patient Population

Initial Efficacy Data

Five dose cohorts were completed in the solid tumor trial at the time of the data cutoff on February 28, 2021 (n=16), with 16 patients evaluable for safety (primary outcome measure) and 15 patients evaluable for efficacy (secondary outcome measure) based on RECIST v1.1.

RTX-240 generated:

●	A confirmed PR in a patient with metastatic anal cancer whose disease had progressed on anti-PD-L1 therapy, with a 54% reduction in the target lesions at the 1e8 dose administered every 4 weeks. Treatment of this patient was ongoing eight months following the first dose at data cutoff;

●	An unconfirmed PR in a patient with metastatic uveal melanoma whose disease had progressed on anti-PD-1 therapy with complete resolution of the target hepatic lesion and resolution of 14/15 hepatic lesions at the 1e10 dose administered every 4 weeks. Treatment of this patient was ongoing 4 months following the first dose at data cutoff; and

●	Stable disease for at least 12 weeks was observed in 4 additional patients:
o	Non-small cell lung cancer (disease stabilization for 12 weeks with treatment ongoing as of the data cutoff);
o	Soft tissue sarcoma (disease stabilization for 4 months);
o	Pancreatic cancer (disease stabilization for 3 months); and
o	Prostate cancer (disease stabilization for 4 months).

Initial Safety Data

The most common treatment-related Grade 1/2 adverse events were fatigue (n=4), chills, nausea, decreased appetite and arthralgias all reported in 3 patients each. There were no treatment-related Grade 3/4 adverse events, no dose-limiting toxicities and a single Grade 1 event of liver toxicity.

Ten immune-related adverse events, or irAEs, were observed among 5 patients with no reported treatment-related Grade 3/4 irAEs. Grade 2 treatment-related irAEs included pneumonitis (n=1), adrenal insufficiency (n=1) and hypothyroidism (n=1).

We believe these data provide clinical validation of our RED PLATFORM and de-risk our oncology pipeline of RCTs. We plan to report updated clinical results for this trial, along with an integrated clinical development plan that includes Phase 2 expansion cohorts during the first quarter of 2022.

RTX-240 in relapsed or refractory acute myeloid leukemia

Current therapies and their limitations

Acute myeloid leukemia, or AML, is characterized by the uncontrolled proliferation of myeloid blasts. These replace the bone marrow so that there is minimal production of platelets, red blood cells and neutrophils. It is primarily a disease of the elderly with a median age of diagnosis of 68 years. In 2017, there were more than 20,000 new cases of AML and more than 10,000 deaths caused by AML in the United States.

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

Therefore, many younger patients with AML undergo allogeneic hematopoietic stem cell transplant, or HSCT, which can be curative if the transplant is successful, but which is associated with notable morbidity and mortality. In 2016, more than 3,500 AML patients underwent allogeneic HSCT in the United States and over 6,200 underwent the procedure in Europe.

Recently, additional therapies have been approved for the treatment of AML, such as venetoclax, gemtuzumab ozogamicin, CPX-351, and, for patients with specific mutations, midostaurin and enasidenib. Although these therapies improve response rates and enable more patients to bridge to transplant, overall survival rates remain low.

Clinical development of RTX-240 in AML

Myeloid malignancies like AML have been noted to inhibit NK cell differentiation and cytotoxic potential. The resulting NK cell dysfunction is thought to contribute to disease progression in AML. Further, treatment response and outcome in AML is correlated with NK cell function during and after treatment, suggesting that NK cells play a key role in this setting.

In addition to the general effects of NK cells in AML, the effectiveness of allogeneic HSCT depends on both the killing of residual tumor by high-dose chemotherapy and on graft versus leukemia effects. NK cells are a critical component of the graft versus leukemia effect. After bone marrow ablation and allogeneic transplantation, NK cells are the first lymphocyte population to recover, but their killing and cytokine-secreting functions are limited when compared to the NK cells of healthy donors. The rate of return and function of NK cells are correlated with treatment outcome post-allogeneic HSCT, so increasing the number and function of NK cells post-allogeneic HSCT to stimulate the graft versus leukemia effect has the potential to increase survival in patients receiving allogeneic HSCT for the treatment of AML. As discussed above, 4-1BBL and IL-15TP induce proliferation and maturation of NK cells, supporting the testing of RTX-240 in both the relapsed or refractory transplant-ineligible populations, as well as the post-allogeneic HSCT setting. We believe that the biology of RTX-240 makes it particularly well-suited to the post-allogeneic HSCT setting and also that, given its preliminary favorable safety profile seen to date and mechanism of action, RTX-240 could provide benefit as a maintenance therapy for AML patients in remission following chemotherapy or transplantation.

We are currently dosing patients with relapsed or refractory AML in a Phase 1 arm of the RTX-240 clinical trial which includes patients post-transplant or those who are not eligible for an allogeneic transplant. This Phase 1 clinical trial is an open-label, multicenter, multidose, first-in-human dose escalation and expansion to determine the safety and tolerability, recommended phase 2 dose and optimal dosing interval, pharmacology, and antitumor activity of RTX-240. Primary outcome measures include: (1) safety as measured by incidence of TEAEs; (2) DLTs as determined by incidence and severity of adverse events; and (3) PD effects which are evaluated through changes in NK and T cell numbers relative to baseline. Secondary outcome measures include (1) the PK of RTX-240 as measured by the number of RTX-240 cells positive for both 4-1BBL and IL-15 using flow cytometry; (2) determination of immunogenicity of RTX-240 as measured by incidence of antibodies to RTX-240; (3) antitumor activity of RTX-240 as measured by CBR, DoR, PFS, OS, TTR and TTP; and (4) antitumor activity as measured by overall response rate.

In March 2021, we presented preliminary trafficking data from the first AML patient in the trial, indicating strong accumulation of activated, granzyme B-positive NK and T cells in the bone marrow, which is the site of disease in AML. We plan to report additional results from the Phase 1 arm of the ongoing RTX-240 clinical trial for the treatment of relapsed/refractory AML during the first quarter of 2022.

RTX-240 in combination with pembrolizumab in solid tumors

Clinical development of RTX-240 in combination with pembrolizumab

Combining an immune agonist with a PD-1 checkpoint inhibitor has the potential to prevent a cancer from evading an immune response. We believe that RTX-240, with its mechanism of action as a broad immune agonist, may act synergistically with the checkpoint inhibitor pembrolizumab to drive activated T cells and NK cells into the TME and potentially overcome resistance to PD-1 inhibition. Once activated cells enter the TME, pembrolizumab may enhance their activity by delaying or preventing T cell exhaustion.

Given the favorable emerging safety profile and promising initial clinical activity reported as part of our initial clinical results from the ongoing Phase 1/2 monotherapy trial of RTX-240 in advanced solid tumors, we believe that the combination of RTX-240 with pembrolizumab has the potential to provide significant benefit to patients with disease that is relapsed or refractory to prior anti-PD-1 or PD-L1 therapy.

We are currently dosing patients in a Phase 1 arm of our ongoing Phase 1/2 clinical trial of RTX-240 in combination with pembrolizumab for the treatment of patients with relapsed/refractory or locally advanced solid tumors. This Phase 1 arm is an open label, multicenter, multidose, first-in-human dose-escalation and expansion study designed to determine the safety and tolerability, pharmacokinetics, maximum tolerated dose and a recommended Phase 2 dose and dosing regimen of RTX-240 in combination with pembrolizumab in adults with relapsed/refractory or locally advanced solid tumors.

RTX-224 in solid tumors

Preclinical data for RTX-224

RTX-224 has been shown to drive both T cell and NK cell activation and expansion by simultaneously and proximately co-expressing IL-12 and 4-1BBL.

Our in vivo studies of a murine surrogate of RTX-224, or mRBC-224, administered subcutaneously in an MC38 colon cancer mouse model provided evidence in support of RTX-224’s immune activation and tumor control. In this model, tumor cells were injected to establish growing tumors and then mice were treated with a control mRBC (mRBC-CTRL) alone, mRBC-224 alone, an anti-PD-1 antibody in combination with mRBC-CTRL, or with mRBC-224 in combination with an anti-PD-1 antibody. mRBC-224 administered as a monotherapy reduced tumor burden in mice compared to those treated with mRBC-CTRL with or without an anti-PD-1 antibody. mRBC-224 administered alone resulted in 5/11 tumor regressions, while mRBC-224 administered in combination with an anti-PD-1 antibody induced 9/11 tumor regressions. These results are depicted below.

Activity of mRBC-224 in an MC38 Colon Cancer Mouse Model

Dugast, et. al., American Association for Cancer Research; Poster #3256, 2019.

Current therapies and their limitations

While checkpoint inhibitors have revolutionized cancer treatment, their limitations are becoming increasingly evident. Responses are confined to certain tumor types and only a limited portion of patients are cured. Currently, the challenge in immunotherapy is to induce responses in refractory tumors, as well as to increase the rate and duration of response.

IL-12 is known to promote antigen presentation on dendritic cells through the effects of IL-12 on the innate responses and drive the activation and proliferation of all subsets of T cells. This antigen presentation may enable us to target formerly non-immunogenic tumors by enhancing their immune signature and activating a broader T cell response against the tumor, potentially leading to a more effective immunotherapy approach. Additionally, by stimulating a broad T cell response across both CD8+ and CD4+ T cells, RTX-224 could be combined with checkpoint inhibitors with the potential to both improve and extend responses.

Clinical development of RTX-224

We are enrolling patients in a Phase 1/2 open label, multicenter, multidose, first-in-human dose-escalation and expansion study to determine the safety and tolerability, pharmacokinetics, maximum tolerated dose and a recommended Phase 2 dose and dosing regimen of RTX-224 in adult patients with certain relapsed/refractory or locally advanced solid tumors including non-small cell lung cancer, cutaneous melanoma, head and neck squamous cell carcinoma, urothelial (bladder) carcinoma and triple-negative breast cancer. The trial will also assess pharmacodynamic changes in immune cell populations relative to baseline and anti-tumor activity. The study will include a monotherapy dose escalation phase followed by an expansion phase in specified tumor types during the Phase 2 portion of the trial.

Tumor antigen-specific immune stimulation

Current therapies and their limitations

Immuno-oncologists are pursuing multiple approaches to target antigens for the purpose of killing cancer cells. CAR-T cell therapies are an autologous approach that engineers a patient’s own T cells ex vivo to target a specific antigen. However, CAR-T therapies have shown efficacy in only a limited number of hematological malignancies, can have significant toxicity and have challenges with manufacturing and scaleup. CAR-NK cells are an alternative approach utilizing the innate killing properties of allogeneic NK cells expressing antigen receptors by companies such as Nkarta Therapeutics. Other companies are using different therapeutic modalities to try to expand the number of T cells targeting a particular antigen in vivo, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy. Despite these multiple approaches, there remains a need for more effective therapies that target cancer, or cancer-associated antigens.

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

RTX-321 is an allogeneic aAPC therapy product candidate that is engineered to induce a tumor antigen-specific immune response by expanding tumor antigen-specific T cells. RTX-321 expresses hundreds of thousands of copies of an HPV 16 peptide antigen bound to MHC class I proteins, the costimulatory molecule 4-1BBL and the cytokine IL-12 on the cell surface to mimic human T cell-APC interactions.

Preclinical data for RTX-321

In May 2021, a peer-reviewed manuscript for RTX-321 was published in Nature Communications, highlighting preclinical findings demonstrating that the surrogate of RTX-321 induced a broad immune response, epitope spreading and memory formation in preclinical models. As supported by the data shown in our preclinical studies, RTX-321 has a dual mechanism of action by not only functioning as an antigen-presenting cell to boost HPV 16 antigen-specific T cell responses, but also promoting broad immune system stimulation of both innate and adaptive immunity. The ability to engage both arms of the immune system is expected to provide a robust anti-tumor response by both T cells and innate immune cells, making it harder for the tumor to escape by immune evasion.

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

Clinical Development of RTX-321

The RTX-321 Phase 1 clinical trial, which we initiated in April 2021, is an open-label, multicenter, multiple-ascending dose, first-in-human study of RTX-321 for the treatment of adult patients with HPV 16-positive cancers. Patients eligible for this study include those that are HLA-A*02:01 positive with persistent, recurrent, or metastatic, unresectable, HPV 16-positive cancers, including unresectable cervical cancer (squamous, adeno, or adenosquamous histology), HNSCC or squamous cell cancer of the anal canal that is not amenable to curative therapy. The purpose of the trial is to determine the safety and tolerability, recommended phase 2 dose and pharmacology, and antitumor activity of RTX-321. Prior to study screening, all patients must be confirmed to be HLA-A*02:01 positive. Documentation of an HPV 16-positive tumor is required at prescreening for patients with cervical cancer and HNSCC. The study will include a monotherapy dose escalation phase followed by an expansion phase.

As a result of no DLTs observed as of January 2022, we are continuing to dose escalate the Phase 1 clinical trial of RTX-321 for the treatment of patients with HPV 16-positive cancers. The primary outcome measures are safety as measured by incidence of TEAEs and DLTs as determined by incidence of severity of adverse events. Secondary outcome measures include 1) PDs, which are measured through changes in immune cell populations in the periphery relative to baseline; 2) PKs as measured by detection of the number of RTX-321 cells using flow cytometry; and 3) antitumor activity of RTX-321 as measured by PFS and overall response rate.

Autoimmune diseases

RCT product candidates for the induction of antigen-specific tolerance

Current therapies and their limitations

Over the past two decades, considerable progress has been made in the treatment of a range of autoimmune disorders with many patients enjoying an improvement in quality of life as a result. Despite their success, current therapeutic approaches to autoimmune diseases are non-specifically immunosuppressive and expose patients to an increased risk of opportunistic infection and cancers, as is the case with calcineurin inhibitors, JAK inhibitors and anti-TNF antibodies. In up to one third of cases, patients with autoimmune diseases fail to respond to treatment, and even with most responding patients, the disease ultimately loses responsiveness over time.

While the triggers of most autoimmune diseases remain unknown, it is generally understood that disease is the result of a loss of tolerance to one’s own cells. The accepted model of disease assumes an inherent genetic susceptibility followed by an environmental trigger, which leads to a breakdown of T cell-mediated immune regulation. In principle, restoration of peripheral tolerance should provide patients with a partial response or a complete cure.

A range of competitive approaches to peripheral tolerance restoration have been investigated over the last few decades. These include the oral administration and direct injection of a protein or peptide with or without immunosuppression, the creation of peptide bearing nanoparticles and the adoptive transfer of engineered regulatory T cells. Thus far, these approaches have not proven to be successful in late-stage clinical trials, but the field continues to progress. Direct administration of peptides and nanoparticles suffer biodistribution, stability, presentation and orientation challenges which limit the effectiveness of cell-cell signaling. To date, adoptive transfer approaches are all autologous and are hampered by some of the same handling and scalability issues that limit the application of other cellular therapies. By contrast, we believe presentation of antigens in or on RCTs has the potential to recapitulate the normal process of self/non-self recognition that would lead to tolerance induction. When compared with contemporary and historical approaches of tolerance induction, RCTs could represent a clinically meaningful step forward.

Tolerance Induction

We believe our programmable platform is versatile enough to enable us to develop a number of modalities for autoimmune diseases. We can engineer our RCTs to express specific autoimmune disease-associated antigens either within the cell or on the cell surface to take advantage of how the body normally maintains self-tolerance, thereby retraining the immune system to no longer see self-antigens as foreign.

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

We are also exploring how we can generate T cell-directed immune tolerance as well as arming RCTs with other immunomodulators and targeting moieties to induce tolerance. Using this approach, we believe that we can engineer our RCTs to prevent immunogenicity to enzyme replacement therapy and gene therapy.

Type 1 Diabetes

Type 1 diabetes is a T-cell driven autoimmune disease with well-defined antigens, making it an ideal disease indication for our antigen-specific tolerance approach.

We generated durable efficacy in two stringent preclinical models of Type 1 diabetes and demonstrated that the mechanism of action includes the induction of two different types of regulatory T cells, which provides proof of mechanism and is important for the potential success of this therapy in the clinic. This proof of concept can potentially be extended beyond Type 1 diabetes to other T cell-mediated diseases, such as multiple sclerosis and celiac disease.

Preclinical Data for RTX-T1D

In the BDC2.5 adoptive cell transfer preclinical model, we established efficacy with data supporting that we prevented diabetes with a single dose and repeated dosing extended duration of disease protection. In this experiment, we transferred activated T cells, the T cells that cause diabetes, into mice and one-day later dosed these mice with our mouse RBCs. Animals treated with control red blood cells rapidly developed diabetes and animals treated with mRBCs containing the target antigen (mRBC-p31) remained healthy. We prevented diabetes for 12 weeks in this model with a single dose of mRBCs.

Additionally in another experiment, on day 42 we rechallenged the mice with a second adoptive transfer of BDC2.5 cells, the disease-causing T cells, without any further administration of mRBC-p31. We observed that the animals were protected from rechallenge, even when no further mRBC therapy was administered, meaning the established tolerance was robust and not broken by new inflammatory cells, suggesting the emergence of regulatory T cells as a mechanism.

We used a single cell RNAseq to trace the fate of the BDC2.5 T cells that were given to mice. When the animals were treated with mRBC control cells, most of the BDC2.5 T cells remained inflammatory. In contrast, when the animals were treated with mRBC-p31 (mRBCs expressing the antigen), the BDC2.5 cells were no longer inflammatory, but instead we saw a dramatic increase in two types of regulatory T cells, Tregs and Tr1 cells which are important to suppress immune system function, and anergic cells which cannot respond to the antigen. This is expected to be important in the clinic since regulatory T cells prevent effector cells from mounting an immune response in patients with diabetes.

In a second diabetes model, the non-obese diabetes model, or NOD model, mice spontaneously develop diabetes. In this model, we showed that a mouse red blood cell that contains only two of the relevant antigens delayed the development of diabetes over the course of the experiment. This result not only demonstrates early efficacy in a predictive model, but, since disease in this model is driven by many antigens, also shows the potential for bystander suppression, or the ability to suppress the immune response to multiple antigens by delivering only a limited number of antigens. We believe this could be an important preclinical mechanism of action finding for potential translation in the clinic.

We intend to present these results in a peer-reviewed setting and provide details of our development timeline later in 2022.

Manufacturing

To more efficiently develop new RCTs designed to treat different diseases, we have modified one of our initial manufacturing steps in which we add a gene or genes of interest that encode biotherapeutic proteins within the cell or on the cell surface. Using this approach, we have expressed more than 1,000 different therapeutic proteins since platform inception. This programmable process allows for the repeated generation of product candidates and enables us to leverage common CMC and toxicology data packages across our therapies.

We have industrialized the production of RCTs by developing and scaling up a manufacturing process by which hematopoietic progenitor cells are expanded, then biologically engineered and subsequently differentiated into erythroid cells (RCTs) that express biotherapeutic proteins within the cell or on the cell surface. The RED PLATFORM allows us to generate a wide variety of allogeneic, ready-to-use RCT product candidates with a universal and proprietary process through the following steps:

(1)	Donors are screened for infectious diseases according to regulatory guidelines and are typed for major blood group antigens. O negative blood donors are selected and administered granulocyte colony stimulating factor to mobilize CD34+ hematopoietic progenitor cells from their bone marrow.
(2)	CD34+ hematopoietic progenitor cells are collected by apheresis of universal donor blood, isolated and purified.
(3)	These progenitor cells are transduced using a lentiviral vector encoding one or more chosen biotherapeutic proteins.

(4)	The cells are then exposed to a defined media formulation in a bioreactor to promote further expansion and differentiation until they become erythroid cells. At this stage, the erythroid RCTs express one or more biotherapeutic proteins in the cytosol or on the cell surface.
(5)	For RTX-240, the RCTs are purified, formulated and supplied at 4°C for clinical use. For RTX-321 and RTX-224, bulk formulated drug substance is frozen. Frozen drug substance can be thawed and formulated ‘on demand’ as liquid drug product, supplied at 4°C for clinical use.

A single donor is expected to allow us to manufacture up to thousands of doses when we reach full manufacturing capacity. With approximately 7% of the U.S. population having an O negative blood type, we believe that there is ample supply of CD34+ hematopoietic progenitor cells needed to produce our RCTs. Additionally, due to the inherent properties of RBCs, RCTs can be manufactured in large bioreactors using our proprietary manufacturing processes, which could result in the cost of goods sold being significantly lower than other cellular therapies.

In connection with our IND applications for RTX-240, RTX-321 and RTX-224, the FDA has reviewed our established manufacturing process capable of producing product candidates for clinical use in accordance with cGMP operations. We expect to be able to use the same or similar manufacturing processes for all our future RCT product candidates, which could enable us to bring RCTs into clinical development in an accelerated manner.

Based on our expertise in red blood cell biology and advice from leading hematologists and blood transfusion experts, we have developed RCT product release criteria to determine the purity, viability, red blood cell identity and potency of each RCT batch. These release criteria have been reviewed and accepted for clinical use by the FDA.

We manufacture RCTs in bioreactors, which enable us to control critical process parameters and thereby produce consistent RCTs that meet the established product release criteria. We are currently working to further increase yields and plan to scale into larger bioreactors for eventual commercialization. We currently use external suppliers for lentiviral vector production.

In addition to the standard RCT manufacturing process, we have developed alternative proprietary processes for engineering hematopoietic progenitor cells and maturing these into RCTs. These processes may be utilized in the production of future RCTs.

Expanding our manufacturing capacity and supply chain

To enable us to produce consistent and reproducible product at greater scale, in July 2018, we acquired and began renovating a 135,000 square foot cGMP manufacturing facility in Smithfield, RI. This manufacturing facility has been operational since January 2020 and is currently providing cGMP clinical supply for our ongoing RTX-240, RTX-321 and RTX-224 clinical trials.

In 2021, we achieved the following milestones:

●	Increased cells produced per batch in 50L bioreactors by four times that of 2020, enabling uninterrupted clinical supply for three Phase 1 arms of the RTX-240 clinical trial and for the Phase 1 RTX-321 trial; and

●	Introduced frozen drug substance for RTX-321 and RTX-224, potentially enabling inventory storage of greater than two years.

●	Additional accomplishments include:
o	Greater than 90% lot success rate for RTX-240 and RTX-321 clinical supply in 2021;
o	Hundreds of doses administered across all three arms of our RTX-240 Phase 1/2 trial and our RTX-321 Phase 1 trial;
o	High transduction efficiency, with greater than 90% of cells transduced with therapeutic proteins; and
o	Highly consistent protein expression (dual or triple).

As we look to the future, we are in the process of:

●	Scaling to 200L bioreactors by mid-2022 to support potential pivotal trials and eventual commercialization;

●	Developing frozen drug product to further simplify supply chain with the goal of making our therapies, if approved, available around the world;

●	Bringing product testing in-house to strengthen supply chain and reduce time-to-product release; and

●	Continuing to invest in the platform to improve productivity and efficiency.

We have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trials and eventual commercialization.

Suppliers

We have entered into agreements with a supplier of cGMP grade plasmids for lentiviral production, as well as a supplier of lentiviral vector. We have secured cGMP lentiviral vector production slots in support of our ongoing RTX-240, RTX-321 and RTX-224 clinical trials, and we are continually securing additional lentiviral production slots for the additional RCT product candidates that are projected to enter clinical trials.

Intellectual property

We have and continue to build a broad portfolio of patent applications, know how, trade secrets, and other intellectual property that covers our platform technologies as well as our product discoveries. We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage.

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

We believe that we have a strong global intellectual property position and possess substantial know-how and trade secrets relating to our proprietary product candidates, technology and platform, including related manufacturing processes and technology. As for our product candidates, platform, and the processes we develop and commercialize, in the normal course of business, we pursue, as appropriate, patent protection or trade secret protection relating to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. Our lead product candidates – RTX-240, RTX-321 and RTX-224 – are covered by three varieties of U.S. patent claims: (1) composition of matter; (2) method of treatment; and (3) method of making. As of January 31, 2022, our patent portfolio consists of 24 patent families (not including provisional applications), including 14 issued U.S. patents, 13 patents issued outside the United States, 40 owned or in-licensed pending U.S. utility patent applications, and more than 160 owned or in-licensed pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty, or PCT, applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our product candidates and certain aspects of our RED PLATFORM and our manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below.

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

●	This aspect of our patent portfolio relates to RCTs that express 4-1BBL, RCTs that express IL-15 or IL-15TP, RCTs that express IL-12, RCTs that co-express 4-1BBL and IL-15TP, RCTs that co-express 4-1BBL and IL-12, methods of activating CD8+ T cells and NK cells, methods of treating cancer, methods of making RCTs that express 4-1BBL and IL-15TP, including RTX-240, and methods of making RCTs that express 4-1BBL and IL-12, including RTX-224.

●	As of January 31, 2022, the patent rights relating to this technology includes five issued U.S. patents, two pending U.S. utility patent applications, and 25 pending foreign patent applications derived from National Stage entries, relating to RCT compositions of matter, methods of activating immune cells, methods of treatment, and methods of making RTX-240 and RTX-224. We expect the issued patents and patent applications in this portfolio, if issued, to expire between 2037 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

RTX-321, an artificial antigen presenting cell for the treatment of HPV-positive tumors

We have developed RTX-321, an artificial antigen presenting cell RCT, that is engineered to express an HPV 16 peptide antigen bound to MHC class I, 4-1BBL and IL-12 on the cell surface to mimic human T cell-APC interactions. RTX-321 is in development for the treatment of HPV 16-positive tumors.

●	This aspect of our patent portfolio relates to RCTs that express 4-1BBL, RCTs that express IL-12, RCTs that co-express 4-1BBL and IL-12, RCTs that express an HPV 16 peptide antigen bound to MHC class I, 4-1BBL, and IL-12, methods of treating cancer, and methods of making RCTs that express an HPV 16 peptide antigen bound to MHC class I, 4-1BBL and/or IL-12, including RTX-321.
●	As of January 31, 2022, the patent rights relating to this technology includes three issued U.S. patents, three pending U.S. patent applications, and 36 pending foreign patent applications derived from National Stage entries, relating to RCT compositions of matter, methods of treatment and methods of making RTX-321. We expect the issued patents and patent applications in this portfolio, if issued, to expire between 2037 and 2039, without taking into account any patent term adjustments or extensions we may obtain.

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

Trademark protection

As of January 31, 2022, our trademark portfolio contains approximately 59 registrations and pending applications. For the RUBIUS THERAPEUTICS mark, we have issued registrations in the U.S., Argentina, Canada, Brazil, the United Kingdom, and Hong Kong, and an International Registration designating Australia, China, the E.U., India, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, Russia, Singapore, South Korea, and Switzerland. In addition, we have two U.S. trademark registrations for the RUBIUS mark. For the RCT mark, we have a U.S. registration, as well as an International Registration designating China, the E.U., India, and Japan. Under this International Registration, the mark is registered in all listed countries. In addition, we have issued registrations for the RCT mark in the United Kingdom and Canada. We also have issued U.S. registrations for the RED CELL THERAPEUTICS mark, as well as an International Registration designating Japan. Under this International Registration, the mark is registered in Japan. In addition, we have a pending application in Singapore for the RED CELL THERAPEUTICS mark. We have issued registrations for the RED PLATFORM mark in the U.S. and the United Kingdom, as well as an International Registration designating China, the E.U., India, Japan and Russia. Under this International Registration, the mark is registered in all listed countries. In addition, we have a registration for this mark in Canada. We have issued registrations for the REALIZING THE POWER OF RED mark in the U.S. and the United Kingdom, as well as an International Registration designating Canada, China, the E.U., India, Japan, and Russia. Under this International Registration, the mark is pending in Canada only and is registered in all other listed countries. Finally, we have a U.S. registration for the RTX mark.

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

Licenses

In January 2016, we entered into an exclusive license with WIBR that grants us an exclusive, worldwide, sublicensable license under patent rights comprising two patent families to research, develop, make and commercialize products and processes covered by such patent rights for all uses, or the WIBR License. The WIBR License was amended in December 2017 to grant us an exclusive license to the commercialization rights under a third patent family jointly owned by WIBR and Tufts University, or Tufts. The WIBR License was amended in July 2018 to grant us an exclusive license to the commercialization rights under a fourth patent family owned by WIBR. As of January 31, 2022, the patent portfolio licensed from WIBR includes two issued U.S. patents, and over 20 pending U.S. and foreign patent applications and issued foreign patents. We expect these WIBR-licensed patent applications, if issued, to expire between 2034 and 2038, without taking into account any patent term adjustments or extensions that may be obtained.

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

Outside of RBC-based competition, there are a number of companies competing in our target therapeutic areas. Within oncology, multiple large and small companies are developing novel immune stimulatory agents, such as Nektar

Therapeutics, which is developing a polymer-conjugated IL-15, and Genmab, which is developing a bispecific antibody targeting PD-L1 and 4-1BB. Others are developing activated and engineered NK cell product candidates as cancer therapeutics against both hematologic and solid tumor malignancies, such as Fate Therapeutics. Many companies are developing therapies to generate antigen-specific immune responses against HPV-positive cancers, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy. Finally, multiple companies are developing novel approaches to restore immune tolerance, such as Anokion SA, which is developing engineered proteins for the treatment of celiac disease, Type 1 diabetes and multiple sclerosis, Cour Pharmaceuticals, which is developing nanoparticle technology for the treatment of celiac disease, and Cellerys AG, which is developing a peptide-coupled cell therapy for the treatment of multiple sclerosis.

In addition to the companies described above, we anticipate competing with the largest biopharmaceutical companies in the world, such as Novartis AG, Gilead Sciences, Inc., Amgen, Inc., F. Hoffman-La Roche AG (Roche), Johnson & Johnson, and Pfizer, Inc.

Government regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as RTX-240, RTX-321 and RTX-224, and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products must be approved by the FDA through the biologics license application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

●	submission to the FDA of a BLA;
●	a determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements and, if applicable, current good tissue practices, or cGTP, to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
●	FDA review and approval of the BLA, potentially including consideration of the views of an FDA advisory committee, prior to any commercial marketing or sale of the biological product in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for RTX-240, RTX-321, RTX-224 and any future product candidates will be granted on a timely basis, or at all.

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

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may be combined or overlap.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, the fiscal year 2022 application fee for an application requiring clinical data, such as a BLA, is $3,117,218. The sponsor of an approved BLA is also subject to an annual prescription drug program fee, which for fiscal year 2022 is $369,413. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information or issue a refuse to file letter, rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by the FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements and, if applicable, cGTP requirements. cGTP requirements are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their products with the FDA and, when applicable, to evaluate donors through screening and testing. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP and cGTP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data as part of the review process, which could result in extensive discussions between the FDA and the applicant during the process.

After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes all of the specific deficiencies in the BLA identified by the FDA. The CRL may require additional clinical data, additional pivotal Phase 3 clinical trial(s) or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if the BLA is resubmitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

Expedited development and review programs

The FDA has several programs that are intended to expedite or facilitate the process for developing and reviewing new drugs and biologics that address serious and life-threatening conditions and meet certain other criteria. For example, new biologics are eligible for fast-track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast-track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a fast-track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product may be eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review within six months of accepting the application for filing, rather than the standard 10-month review clock.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, a sponsor of a drug or biologic receiving accelerated approval must perform confirmatory clinical trials to verify and describe the anticipated effect on IMM or other clinical benefit. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast-track designation, plus intensive interaction and guidance from the FDA. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Regenerative medicine advanced therapy designation

As part of the 21st Century Cures Act, Congress amended the FDCA to create a pathway for expedited development and review of certain regenerative medicine therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine therapies do not include those human cells, tissues and cellular and tissue-based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. The program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, or RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition.

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

FDA regulations require that biological products be manufactured in specific approved facilities and in accordance with cGMP regulations and, in some cases, cGTP regulations. We rely, and expect to continue to rely, on third parties for certain aspects of the production of clinical and, if approved, commercial quantities of our product candidates in accordance with cGMP and cGTP regulations. We and these manufacturers must comply with cGMP and cGTP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP or cGTP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and, if applicable, cGTP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP and cGTP compliance. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

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

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, restrictions on the manufacturer or holder of the BLA for the product, as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval, if any, of RTX-240, RTX-321, RTX-224 and any future product candidates should such approval be obtained, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the

FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

In April 2014, the E.U. adopted the new Clinical Trials Regulation (E.U.) No 536/2014, or Regulation, which replaced the Clinical Trials Directive 2001/20/EC, or Directive, on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the new Regulation will at that time begin to apply to the clinical trial.

The new Regulation overhauls the current system of approvals for clinical trials in the E.U. Specifically, the new Regulation, which will be directly applicable in all Member States (meaning no national implementing legislation in each E.U. Member State is required), aims at simplifying and streamlining the approval of clinical trials in the E.U. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all E.U. Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned E.U. Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

European Union drug review and approval

In the E.U., medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

●	The centralized MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the E.U., and the additional Member States of the European Economic Area, or EEA (Norway, Iceland and Liechtenstein). The Centralized Procedure is mandatory for certain types of products, including biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines, (i.e. gene therapy, somatic cell therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the E.U. Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human use, or CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the E.U., the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops,, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
●	National MAs, which are issued by the competent authorities of the E.U. Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EU, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the E.U. Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the E.U., Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in E.U. Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

European Union new chemical entity exclusivity

In the E.U., innovative medicinal products approved on the basis of a complete independent data package new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the E.U., during a period of eight years from the date on which the reference product was first authorized in the E.U. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the E.U. market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, however, another company could nevertheless also market another version of the product if such company obtained an MA based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union orphan drug designation and exclusivity

In the E.U., the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that (1) are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects not more than 5 in 10,000 persons in the E.U. or (ii) where it is unlikely that the marketing of the medicine, without the benefit derived from orphan status, would generate sufficient return to justify the necessary investment in its development and (3) there exists no satisfactory method of diagnosis, prevention or treatment has been authorized for marketing in the E.U., or, if such a method exists, the product would be a significant benefit to those affected by the condition.

In the E.U., orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the E.U. Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder consents to such revocation; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The aforementioned E.U. rules are generally applicable in the EEA.

European data collection

The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, in the E.U. is governed by, as of May 2018, the General Data Protection Regulation, or the GDPR. The GDPR imposes strict rules on the transfer of personal data out of the EEA to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the E.U. Member States may result in fines and other administrative penalties. The GDPR introduces data protection requirements in the E.U. and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom’s, or the UK’s, exit from the E.U. on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020, but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the E.U.’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the E.U. GDPR and, therefore, transfers of personal data originating in the E.U. to the UK remain unrestricted. Like the E.U. GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing).

For more information related to GDPR, please see “Risk Factors—Risks related to government regulation—European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.”

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit), and the UK formally left the E.U. on January 31, 2020. There was a transition period during which E.U. pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the E.U. and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and E.U. pharmaceutical regulations. At present, Great Britain has implemented E.U. legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the E.U. regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current E.U. regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the E.U. and the TCA does not provide for mutual recognition of UK and E.U. pharmaceutical legislation.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all, or part, of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford many treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Further, on December 27, 2018, the District Court for the District of Columbia invalidated a recent reimbursement formula change instituted by CMS under the 340B program. The HHS appealed the lower court’s decision to the D.C. Circuit Court of Appeals on July 15, 2019. On July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by HHS, the Agency for Healthcare Research and Quality and the NIH, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

These current laws and state and federal healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control as part of national health systems in many countries. In general, the prices of drug and biologic products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug and biologic products but monitor and control company profits. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures. Accordingly, in markets outside the United States the reimbursement for our products may be reduced compared with the United States.

Other healthcare laws

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians may expose a pharmaceutical or biologics manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency and patient data privacy and security laws and regulations, including but not limited to those described below:

●	the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug or biologic manufacturer (or a party acting on its behalf) to knowingly and willfully solicit receive, offer, provide or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward either referrals of individuals for, or the purchase, recommendation, arrangement, order or prescription of any good or service, including any particular drug, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Violation of the statute does not require actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal healthcare programs that are false, fictitious or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
●	the federal anti-inducement law, prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
●	the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the HHS under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
●	analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical and biologics manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug and biologic manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●	On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
●	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
●	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
●	On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. For biological products in particular, the Executive Order also directs FDA to: continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products; facilitate the development and approval of biosimilar and interchangeable products; clarify existing requirements and procedures related to the review and submission of BLAs; and identify and address any efforts to impede biosimilar competition. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS announced rescinded the MFN Model. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legislative and regulatory proposals, and enactment of laws, at the foreign, federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future.

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

Human Capital Resources

As of January 31, 2022, we had 269 full-time employees, all of whom are in the United States, and 225 of whom are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our employee relations to be positive.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-

being across all aspects of their lives, including health care, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing leadership development programs. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.

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

Financial Information and Segments

The financial information required under this Item 1 is incorporated herein by reference to the section of this Annual Report titled “Part II—Item 8—Consolidated Financial Statements and Supplementary Data. The company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The company is developing RCTs for the treatment of patients with severe diseases. All of the company’s tangible assets are held in the United States. See Note 2 to our consolidated audited financial statements included in this Annual Report on Form 10-K. For financial information regarding our business, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our consolidated audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Available Information

Our Internet address is www.rubiustx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors and Media” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not to be deemed to be incorporated by reference in, and is not part of, this Annual Report on Form 10-K or any of our other securities filings, unless specifically incorporated herein by reference, and should not be relied upon in making a decision as to whether or not to purchase our common stock. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the years ended December 31, 2021, 2020, and 2019, we reported net losses of $196.5 million, $167.7 million, and $163.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $677.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

●	conduct preclinical studies and clinical trials for our product candidates and if we continue to experience delays, setbacks or disruptions to our preclinical studies, clinical trials or our clinical supply due to the ongoing COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof;

●	further develop our RED PLATFORM;

●	continue to discover and develop additional product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific, manufacturing and commercial personnel;

●	expand in-house manufacturing capabilities, including through the renovation, customization and operation of our manufacturing facility;

●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

●	acquire or in-license other product candidates and technologies;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

●	add operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as any additional infrastructure necessary to function as a public company.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of December 31, 2021, we had $225.8 million of cash and investments. Before consideration of management’s plans described below, based on our current operating plan, we believe that our existing cash and investments, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

●	the preclinical and clinical development plans we establish for our product candidates;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to conclude;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the effect of competing technological and market developments;

●	the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;

●	the cost and timing of establishing, expanding and scaling manufacturing capabilities; and

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Accordingly, until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we will need to seek additional funding in connection with our continuing operations and business objectives and expect to finance our operations through a combination of public and private equity financings, debt financings, borrowings under credit facilities, collaborations, strategic alliances and marketing, distribution and licensing arrangements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any of our approved drugs or drug candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. If we are unable to obtain funding, we will implement an operating plan that scales back our operations and focuses our available capital on a reduced number of activities and programs, which we believe will enable the continued advancement of certain of our research and development programs and the preservation of our technology platform. These actions could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. After considering management’s plans described above, we have the ability to fund our operating costs and working capital needs into the middle of 2023.

Raising additional capital may cause dilution to our existing stockholders or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity financings, debt financings, borrowings under credit facilities, collaborations, strategic alliances and marketing, distribution and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible into, or exchangeable for, common stock, our stockholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder.

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

We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million (as of December 31, 2021) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the registration statement (or otherwise) would result in dilution of our stockholders and could have a negative impact on our stock price.

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

Our loan and security agreement with SLR Investment Corp. (formerly Solar Capital Ltd.), or the Loan Agreement, is collateralized by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of December 31, 2021, we have borrowed $75.0 million.

The Loan Agreement requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability, subject to certain exceptions, to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control.

Although we extended the repayment date under the Loan Agreement to 2024 pursuant to the amendment to the Loan Agreement entered into in June 2021, there is no guarantee that we will have sufficient funds available to repay the amounts outstanding when due. If we default under the facility, the lenders may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, the lenders could take control of the collateral securing such obligations and, as a result, we may need to cease operations. If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, the lender’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration of the Collateral Agent of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

The incurrence of additional indebtedness, if available and permitted, would increase our fixed payment obligations and could subject us to additional, more burdensome covenants restricting or limiting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring or licensing intellectual property rights. We may also be required to secure any such debt obligations with some or all of our assets. For example, our Loan Agreement is secured by substantially all of our property and assets, except for intellectual property.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Our results of operations and general business strategy could be adversely affected by general conditions in the global economy and in the global financial markets. In the past several years, global credit and financial markets have experienced volatility, instability and disruptions, including as a result of the ongoing COVID-19 pandemic. From time to time, this volatility, instability and disruption has caused, and may cause in the future, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, since early 2020, the coronavirus, or COVID-19, pandemic has caused disruption in the financial markets both globally and in the United States. While certain negative effects of the ongoing COVID-19 pandemic have lessened as vaccines are distributed and administered and prevention and treatment methods improve, there have been and may continue to be resurgences of cases, including as a result of the emergence of variants that may be more contagious or more resistant to the vaccine and treatment options available, placing renewed and prolonged strain on both health care facilities and our workforce. Given the inter-connectivity of the global economy, pandemic disease and health events have the potential to continue to negatively impact economic activities in many countries, including the United States. The ongoing spread of the coronavirus, including variants thereof and resurgences in geographies experiencing some relief, could have a negative material impact on our business, prospects, financial condition and results of operations of the Company.

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

Political development can also lead to uncertainty to regulations and rules that may materially affect our business. For example, Brexit could result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our drug or drug candidates that are developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our drug candidates receive regulatory approval in the United Kingdom, the European Union and elsewhere. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

As of December 31, 2021, we had cash and cash equivalents of $225.8 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of December 31, 2021, we had federal and state net operating loss, or NOL, carryforwards of $534.2 million and $534.8 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $497.0 million which carryforward indefinitely. The state NOLs expire at various dates through 2041. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $22.7 million and $15.6 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively.

Federal NOLs generated in taxable years after December 31, 2017 generally may not be carried back to prior taxable years, and while such federal NOLs generated in taxable years beginning after December 31, 2017 will not be subject to expiration, the deduction for such NOL in any taxable year will be limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. However, the Coronavirus Aid, Relief and Economic Security Act repeals the 80% limitation on the utilization of such federal NOLs generated in taxable years beginning after December 31, 2017 and beginning before January 1, 2021 and allows for federal NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year in which the loss arises. It is uncertain whether this change in law temporarily allowing for the carryback of federal NOLs will produce any material benefit for our business.

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

We are early in our development efforts for our lead oncology product candidates, RTX-240 and RTX-224, and our lead aAPC therapy product candidate, RTX-321, each in Phase 1 clinical trials. We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. All of our programs require additional preclinical research and development, clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, such as the EMA, before we may commercialize any product. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur.

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

In addition, as an early-stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, including, for example, the manufacturing and enrollment challenges we faced in connection with our Phase 1b clinical trial for RTX-134, which we discontinued in March 2020.

Our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-321, RTX-224 and others that may be selected from our preclinical programs. We are currently dosing patients in the ongoing Phase 1/2 trial of RTX-240 in advanced solid tumors (including the Phase 1 arm of RTX-240 in combination with pembrolizumab), the Phase 1 trial of RTX-240 in relapsed/refractory AML, the Phase 1 trial of RTX-321 for the treatment of advanced human papillomavirus, or HPV, 16-positive cancers and the Phase 1/2 trial of RTX-224 for the treatment of advanced solid tumors. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240, RTX-321 and RTX-224, as our first oncology clinical programs, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

All of our product candidates are in the early stages of development and will require additional nonclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because RTX-240, RTX-321 and RTX-224 are our most advanced current product candidates, if any such product candidates encounter safety, efficacy, supply or manufacturing problems, developmental or unexpected delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

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

In addition, if any of our products are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices, or cGMPs, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates post-approval could have a material adverse effect on our business, financial condition and results of operations.

Our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Our RCT technology is relatively new and no products based on biologically engineered red blood cells have been approved to date in the United States or the European Union. As such, it is difficult to accurately predict the challenges we may experience with our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials.

In addition, because we have not completed any clinical trials, we have not yet been able to meaningfully assess safety of our RCT technology in humans, and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Further, animal models may not exist for some of the diseases we choose to pursue in our programs. Cellular therapies, such as our RCT product candidates, have a limited circulating time in animals as they are recognized as foreign by the host animal and therefore cleared by the complement-mediated reticuloendothelial system, which limits the safety and toxicology assessments that we can conduct in preclinical studies.

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our RED PLATFORM, or any similar or competitive cellular technologies, will result in the successful identification, development, and regulatory approval of any product candidates. Any development problems we experience in the future related to our RED PLATFORM or any of our research programs could cause significant delays or unanticipated costs and may be challenging or impossible to resolve. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we have initiated or may in the future initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. Because no product based on biologically engineered red blood cells has been approved to date by regulators, the regulatory approval process and timeline for product candidates such as ours are uncertain and may be more expensive and take longer than the approval process and timeline for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or other regions of the world or how long it will take to commercialize our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could result in increased costs and decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;

●	our ability to enroll patients in clinical trials and the timing of enrollment;

●	the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with any third-party manufacturers we may engage;

●	the costs associated with our plans to renovate, customize and operate the manufacturing facility we own may be greater than we anticipate;

●	expenditures that we may incur to acquire or develop additional product candidates and technologies;

●	the timing and outcomes of preclinical studies and clinical trials for our current product candidates and any future product candidates or competing product candidates;

●	competition from existing and potential future products that compete with our current product candidates and any future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	any delays in regulatory review or approval of our current product candidates or any future product candidates;

●	the level of demand for our current product candidates and any future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our current product candidates and any other future product candidates;

●	our ability to commercialize our current product candidates and any future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

●	our ability to adequately support future growth;

●	potential unforeseen business disruptions that increase our costs or expenses;

●	future accounting pronouncements or changes in our accounting policies; and

●	the changing and volatile global economic environment.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Regulatory authorities in different jurisdictions do not always agree on required nonclinical or clinical data or other requirements for product development and approval and may provide contradictory guidance, thus potentially further complicating or delaying product development or approval. Additionally, any delays in the regulatory approval process resulting from the ongoing COVID-19 pandemic could increase our costs and negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a marketing authorization application, or MAA, to the EMA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our planned clinical trials will begin or, if any clinical trials we have commenced or will commence in the future will be completed on schedule, if at all.

In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our products. We may experience numerous unforeseen events that could delay or prevent our ability to initiate or complete our preclinical or nonclinical testing and studies or our clinical trials, receive marketing approval or launch and commercialize our product candidates, including:

●	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of any product candidates may fail to show safety, purity or potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, such as bridging studies, or revise our trial design or testing protocols, which could adversely affect the approvability and commercial viability of our product candidates, or we may decide to abandon product development programs;
●	the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, as was the case in our Phase 1b trial for our discontinued product candidate, RTX-134, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate, and patient enrollment and participation may continue to be affected by the ongoing COVID-19 pandemic;
●	we may need to add new or additional clinical trial sites;

●	we may not be successful in developing, clearing or obtaining approval of companion diagnostics for use with certain of our product candidates;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	the cost of preclinical or nonclinical testing and studies and clinical trials of any product candidates may be greater than we anticipate or greater than our available financial resources;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including raw materials, may be untimely, insufficient or inadequate and we or our suppliers, contract manufacturing organizations, or CMOs, and CROs may experience interruptions or delays, including on account of man-made or natural disasters, medical epidemics or pandemics, including the ongoing COVID-19 pandemic, shortages in the donor blood supply chain, and the U.S. government’s utilization of its Defense Production Act authority and the resulting impact on the biologic supply chain;
●	RCTs may circulate longer or shorter in humans than anticipated;
●	if we cannot successfully enforce and defend our intellectual property rights and claims;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;
●	unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19 and variants thereof, in or around the cities and countries in which we conduct our clinical trials or where our third-party contractors operate; and
●	the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial and, as seen with gene therapies, could impose long-term safety follow-up for any of our clinical trials.

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

Additionally, some of the clinical trials we conduct may be open label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our studies of RTX-240, RTX-321 and RTX-224 include an open-label dosing design, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

All but three of our current product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications, or subsequent protocol amendments, for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing testing and clinical trials to begin or proceed, or that, once begun, issues will not arise that lead to the suspension or termination of such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or similar application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

Our ongoing and planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. As is the case with many treatments for cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. For example, our RCTs are produced from O negative donor blood stem cells and we believe can therefore be used as allogeneic therapies in approximately 95% of patients. However, following repeated dosing, some patients may develop antibodies to blood antigens on our RCTs. These antibodies could reduce the efficacy of our RCTs or result in undesirable side effects.

Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and earlier clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

We intend to develop RTX-240, RTX-321 and RTX-224, and may develop future product candidates, alone and in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Further, if significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications, or interrupt, delay or halt the trials or our development efforts of one or more product candidates. Although our RCTs are designed to be enucleated, a small percentage of cells in our product candidates may retain nuclei, which could result in unexpected or undesirable side effects. We, the FDA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may cause delays in such approval, result in a more restrictive label or inhibit market acceptance of the approved product due to its tolerability or label versus other therapies.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including that regulatory authorities may withdraw or limit their approval of such product candidates, we may be subject to regulatory investigations and government enforcement actions, we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates and our reputation may suffer.

We believe that any of these events or developments could prevent us from achieving or maintaining market acceptance of the affected product candidates and could materially harm our business, financial condition and prospects.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the severity of the disease under investigation;
●	the patient eligibility and exclusion criteria defined in the protocol;
●	clinical development programs in the same patient population, resulting in competition for clinical trial enrollment;
●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	the proximity of patients to trial sites, and the ability or willingness of patients to travel to trial sites during the ongoing COVID-19 pandemic;
●	the design of the trial;
●	impacts of the ongoing COVID-19 pandemic on clinical trial site activation;
●	our ability to recruit clinical trial investigators and other personnel with the appropriate competencies and experience, and the availability of qualified investigators and other personnel to conduct clinical trials during the ongoing COVID-19 pandemic;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be in clinical development or approved for the indications we are investigating;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the availability of adequate supply or quality of our product candidates or other materials necessary to conduct clinical trials, including as a result of the ongoing COVID-19 pandemic;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Our clinical trials will compete with other clinical trials of product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Additionally, since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional or newly launched competitive therapies, rather than enroll patients in any future clinical trial. Over the last few months, we have experienced patient enrollment challenges in our Phase 1 clinical trial of RTX-321, likely as a result of the impacts of the ongoing COVID-19 pandemic on staffing and site activation in general, alongside more competition for patient enrollment. Although the overall impact has been minimal, if competition for patient enrollment continues to increase, including as a result of prolonged impacts from the COVID-19 pandemic, our clinical trial timing could be delayed.

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

From time to time, we may publish interim, top-line or preliminary data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. Interim, preliminary or top-line data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Any positive results from our preclinical studies or early clinical trials of our product candidates may not necessarily be predictive of the results from required later preclinical studies or future clinical trials. Similarly, even if we are able to complete our ongoing or planned preclinical studies or clinical trials according to our current development timeline, the positive results from such preclinical studies or clinical trials may not be replicated in subsequent preclinical studies or clinical trial results.

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

We expect to develop RTX-240, RTX-321, RTX-224, and potentially future product candidates, alone and in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop RTX-240, RTX-321, RTX-224 and likely other product candidates alone and in combination with one or more cancer therapies, both approved and unapproved. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate RTX-240, RTX-321, RTX-224 or any future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell RTX-240, RTX-321, RTX-224 or any other product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with RTX-240, RTX-321, RTX-224 or any other product candidate we develop, we may be unable to obtain approval of or market RTX-240, RTX-321, RTX-224 or any such other product candidate.

We may expend our resources to pursue a particular product candidate or indication and forgo the opportunity to capitalize on product candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for regulatory approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates, as we did in the past with RTX-134, or for other indications that may prove to have greater commercial potential.

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

Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

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

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates, as we did in the past with RTX-134, or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

Risks related to sales, marketing and competition

The market opportunities for our product candidates may be limited to those patients who are ineligible for other therapies or who have failed prior treatments and may be small, and our estimates of the prevalence of our target patient populations may be inaccurate.

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

Outside of RBC-based competition, there are a number of companies competing in our target therapeutic areas. Within oncology, multiple large and small companies are developing novel immune stimulatory agents, such as Nektar Therapeutics, which is developing a polymer-conjugated IL-15, and Genmab, which is developing a bispecific antibody targeting PD-L1 and 4-1BB. Others are developing activated and engineered NK cell product candidates as cancer therapeutics against both hematologic and solid tumor malignancies, such as Fate Therapeutics. Many companies are developing therapies to generate antigen-specific immune responses against HPV-positive cancers, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy. Finally, multiple companies are developing novel approaches to restore immune tolerance, such as Anokion SA, which is developing engineered proteins for celiac disease, Type 1 diabetes and multiple sclerosis, Cour Pharmaceuticals, which is developing nanoparticle technology for the treatment of celiac disease, and Cellerys AG, which is developing a peptide-coupled cell therapy for the treatment of multiple sclerosis.

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

If any product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, other cancer treatments like chemotherapy, radiation therapy and immunotherapy are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy, safety and potential advantages compared to alternative treatments;

●	product labeling, product insert, or warning requirements of the FDA or other regulatory authorities;

●	any restrictions on the use of our products together with other medications or restrictions on the use of our products in certain types of patients;

●	convenience and ease of administration compared to alternative treatments;

●	the timing of market introduction of our product candidates as well as competitive products;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	public perception of new therapies, including cellular therapies;

●	the strength of marketing and distribution support;

●	the ability to offer our products, if approved, for sale at competitive prices;

●	the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;

●	the willingness of patients to pay out-of-pocket in the absence of sufficient payor coverage;

●	adoption of a companion diagnostic and/or complementary diagnostic; and

●	the prevalence and severity of any side effects associated with our product candidates.

If our product candidates are approved but do not achieve an adequate level of acceptance by patients, physicians and payors, we may not recognize sufficient revenue from our product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful.

Cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies in general, and RCTs in particular, remain novel and unproven therapies, with no biologically engineered red blood cell therapy approved to date in the United States or the European Union. RCTs may not gain the acceptance of the public or the medical community. For example, CAR-Ts and other cellular therapies have in some cases caused severe side effects and even mortality and their broader use may therefore be limited. Although our RCTs are fundamentally different than these earlier cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Further, with respect to our RTX-240, RTX-321 and RTX-224 programs, the use of potent T cell and NK cell stimulation as a potential treatment for solid or hematological cancers is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism or global pandemics, including but not limited to, the COVID-19 pandemic.

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

In response to the ongoing COVID-19 pandemic, national, state, and local governments have continued to implement orders and recommendations to attempt to reduce the further spread of the disease, including travel restrictions, limitations on public gatherings, remote schooling, social distancing requirements and limitations on services and infrastructure. Although many restrictions have been eased or lifted in light of vaccination rates and as cases in the United States, including Massachusetts and Rhode Island, have decreased, protocols may be reinstated or become more restrictive if the United States or certain areas experience a resurgence of infections, as has been the case with the Omicron variant.

Fluctuation in infection rates in the regions in which we have business operations has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated restrictions. The duration and severity of the pandemic, as well as periodic spikes in infection rates, new strains of the virus that causes COVID-19, local outbreaks and resurgence of the virus, and the broad availability of effective vaccines and treatments have impacted, and may continue to impact, our preclinical studies and clinical trial operations. Our suppliers and vendors are subject to such restrictions and orders and have been and may continue to be impacted. While not materially adversely affected, our business continues to experience the impact of COVID-19 on our supply chain, vendor operations and clinical trial activities. The ultimate extent of such impact, including on the supply chain for our candidates and our preclinical and clinical trial activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19, or the effectiveness of actions and vaccinations to contain and treat COVID-19. The continued effects of COVID-19 globally, including the identification of new strains of COVID-19, could continue to adversely impact our preclinical studies and clinical trials in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party CROs located in affected geographies that we will rely upon to carry out our clinical trials. Any continuing negative impact COVID-19 has on patient enrollment or treatment, including access to study sites, availability of study data, or the advancement of our current product candidates and any future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our current product candidates and any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results and those of third parties on which we rely, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Additionally, since the beginning of the ongoing COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has in some instances made it more difficult, or has delayed our ability, to timely obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to future delays in these trials.

We cannot presently predict the scope and severity of the impact of the COVID-19 pandemic or its impact on our business. Despite the availability of vaccines and improved treatment options, we may continue to see widespread effects from the ongoing COVID-19 pandemic, including as a result of resurgences of cases, particularly with recently emerged or future variants that are resistant to the vaccines and treatment alternatives. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of January 31, 2022, we had 269 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David R. Epstein, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Jose Carmona, our Chief Financial Officer, Laurence Turka, our Chief Scientific Officer and Head of Research & Translational Medicine, Dannielle Appelhans, our Chief Operating Officer, and Spencer Fisk, our Senior Vice President and Chief Technical Operations Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facilities in Cambridge, Massachusetts and Smithfield, Rhode Island. The New England region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock units and stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers, as well as junior, mid-level and senior scientific and medical personnel.

Our internal computer systems, or those used by our CROs, any future CMOs or other contractors or consultants, may fail or suffer security breaches, and our intellectual property is potentially vulnerable to cyber-attacks.

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

Further, despite the implementation of security measures, the internal computer systems of our CROs, any future CMOs and other contractors and consultants are likewise subject to such vulnerabilities. While we have not experienced any such material system failure or security breach to date (and while we are not aware of such a failure or breach at any of such third parties), if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our or their development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on outside vendors to supply raw materials and other important components, such as CD34+ precursor cells and lentiviral vectors, that are used to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct, including failure to comply with the laws of the FDA and other similar foreign regulatory bodies, failure to provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, failure to comply with manufacturing standards we have established, failure to comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, and failure to report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under applicable law will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission practices, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the sections entitled, “Business — Government Regulation — Other healthcare laws.”

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Additionally, the distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations can be time- and resource-consuming, can divert our attention from our business and have involved, and will continue to involve, substantial costs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any enforcement actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians, manufacturers or other providers or entities with whom we do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. Prohibitions or restrictions on sales or withdrawal of future marketed products due to noncompliance with applicable laws could materially affect business in an adverse way. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable or that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our research and development efforts, business operations and any future commercialization efforts or environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures we have implemented for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case. In the event of accidental contamination or injury from hazardous materials, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of any changes in, and cannot be certain of our future compliance with, such laws and regulations. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage or workers compensation, property and casualty or general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which we collectively refer to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies and government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We currently engage, and plan to continue to engage, third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our current product candidates or any product candidates we may develop in the future will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain regulatory approvals and have had to, and expect to continue to have to, rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities and clinical sites by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, if approval is obtained at all, is expensive, may take many years, particularly if additional clinical trials are required, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, Premarket Approval, or PMA, BLA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we may contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Moreover, regulatory agencies may require the development and approval of genetic or biomarker diagnostic tests in order to advance some of our product candidates to clinical trials or potential commercialization. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Our strategy includes filing for orphan drug designation for our product candidates, where available. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full new drug application, or NDA, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections entitled, “Business — Government Regulation — Coverage and Reimbursement.”

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

Moreover, increasing efforts by governmental and other third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our product candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the United Kingdom. Infringement of these laws could result in substantial fines and imprisonment. E.U. Directive 2001/83/EC, which is the E.U. Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the European Union.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

In addition, in some foreign countries, including the European Economic Area, or the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. Other European Union Member States allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Instead of approving a specific price for a medicinal product, a Member State may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

Data collection in Europe and some U.S. states is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

Regulators globally are imposing greater restrictions relating to data privacy and implementing restrictive regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information. For example, in 2016, the European Union, adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company that collects and uses personal data in connection with offering goods or services to individuals in the

European Union or the monitoring of such individuals’ behavior and governs the collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data, in the European Union.

The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, implementing safeguards to keep personal information secure, having data processing agreements with third parties who process personal information, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal information, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States. It substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10 million Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20 million Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers.

In addition, further to the United Kingdom's, or the UK’s, exit from the European Union on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK is now regarded as a third country under the GDPR but the European Commission has adopted a decision on June 28, 2021 recognizing the UK as providing adequate protection under the GDPR for a four-year period (until June 27, 2025). Similarly, the UK has determined that it considers all of the E.U. and EEA Member States to be adequate for the purposes of data protection. This ensures that data flows between the UK and the E.U. and EEA remain unaffected.

If we begin conducting trials in the EEA or the UK, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States in compliance with European data protection laws including the GDPR and UK GDPR. The GDPR imposes strict rules on the transfer of personal data to countries outside the EEA. For example, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the E.U.-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. The UK has adopted similar restrictions. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European, UK or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR and UK GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Further, the GDPR and UK GDPR and other laws or regulations associated with the enhanced protection of personal data could greatly increase the cost of providing our product candidates, if approved, or even prevent us from offering our product candidates, if approved, in certain jurisdictions. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section entitled, “Business — Government Regulation — Current and future healthcare reform legislation.”

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to commercialize any products successfully, if approved, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

We intend to rely on patent and other rights and the status of our product candidates, if approved, as products eligible for exclusivity under the Biologics Price Competition and Innovation Act (BPCIA). If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.

We rely or will rely upon a combination of patents, trade secret protection, confidentiality agreements and regulatory exclusivity to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our and our licensors’ ability to maintain patent and other intellectual property protection and obtain regulatory exclusivity in the United States and in other countries with respect to our proprietary technology and products.

Even if we cannot obtain and maintain effective protection of exclusivity from our intellectual property rights and regulatory efforts, including patent protection, data exclusivity or orphan drug exclusivity for our product candidates, we believe that our product candidates could be protected by exclusivity that prevents approval of a biosimilar in the United States for a period of twelve years from the time the product to which it claims similarity was first approved. However, the Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262 (the BCPIA), created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. Current biosimilars litigation are addressing certain requirements of the BPCIA which is creating uncertainty over how certain terms of the BPCIA should be construed and this presents uncertainty for both the biologics innovator and biosimilar party. The BPCIA mechanism required for biosimilar applicants may pose greater risk that patent infringement litigation will disrupt our activities and add increased expenses, as well as divert management’s attention. If a biosimilar version of one of our product candidates were approved in the United States, it could have a negative effect on our business.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

With respect to our patent portfolio, as of December 31, 2021, most of the patent rights that we own or in-license are currently pending patent applications, except that we own 14 issued U.S. patents and we have two in-licensed U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property or narrow the scope of our owned or licensed patents. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products, the use of our products, and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

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

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under the WIBR License, WIBR controls prosecution of the patent rights licensed to us, and we control enforcement of the patent rights. We cannot be certain that our in-licensed patent applications (and any patents issuing therefrom) that are controlled by our licensors will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents rights, or lose rights to those patent applications (or any patents issuing therefrom), the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates and RED PLATFORM technologies that are the subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. Moreover, we cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution. Finally, subject to the terms of any such license agreements, the licensor may be able to terminate the license without our consent. For example, under the WIBR License, WIBR may terminate the WIBR License upon written notice to us if we, along with our affiliates and sublicensees, cease to carry on business related to the WIBR License for more than six months. WIBR may also terminate the WIBR License for our material breach that remains uncured for sixty days after receiving notice thereof, if we fail to pay amounts due under the agreement within thirty days after receiving notice of such failure, or if we challenge the validity or enforceability of any of the licensed patent rights.

Some intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Our in-licensed patent rights from WIBR under the WIBR License were funded in part by the U.S. government and are therefore subject to certain federal regulations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including rights to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

Our inability to protect our intellectual property or failure to maintain the confidentiality and integrity of data or other sensitive company information could have a material adverse effect on our business.

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

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates, RED PLATFORM or other technologies infringes upon these patents. We are aware of an issued patent outside the United States that is directed to erythrocytes that comprise exogeneous polypeptides. While we believe that we have reasonable defenses against a claim of infringement should such a claim be brought, including that certain claims in this patent are invalid, there can be no assurance that we will prevail in any such action by the holder of the patent. In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our product candidates, RED PLATFORM or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates, RED PLATFORM, or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We depend, and will continue to depend, upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We have had to, and expect to continue to have to, negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We have relied, and expect to continue to rely, heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with biologic product produced under cGMP requirements and may require a large number of patients.

Our failure or any failure by these third parties to comply with applicable legal and regulatory requirements or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our current or future clinical trials are not, and will not be, our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing or future clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or do so on commercially reasonable terms. Switching or adding CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that any such delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. As of January 2020, our manufacturing facility purchased in 2018 is operational and we are and will continue to be responsible for compliance with regulatory requirements, known as cGMP requirements, and the clinical supply of our product candidates is also subject to compliance with cGMP requirements. If we or any contract manufacturers that we may engage cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our product candidates. In addition, we have no control over the ability of any contract manufacturers that we may engage to maintain adequate quality control, quality assurance and qualified personnel and such third parties may experience business interruptions. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We currently depend on suppliers for some of the components and precursor cells necessary for our product candidates and our suppliers of precursor cells depend on the availability of human donors. We cannot be sure that these suppliers will remain in business, that they will be able to identify and recruit adequate numbers of donors, that they will be able to meet our supply needs, that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose or whether they will otherwise be affected by factors outside of their control. Additionally, we rely on sole suppliers for certain of our supplies. If these sole suppliers are unable to supply to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all.

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

We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology, and we may receive additional technologies and funding under these and other collaborations in the future. Any future collaborations we enter into, may pose a number of risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply;

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

●	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and

●	collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs that we may engage are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs that we may engage will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. We or CMOs we may engage may fail to manage the logistics of storing and shipping our raw materials and product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in the inability to manufacture product or the loss of usable product or could prevent or delay the delivery of product candidates to patients. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

Fluctuations in a CMO’s demand from other customers may affect their ability or willingness to deliver materials or products in a timely manner or may lead to long-term capacity constraints at the supplier. Additionally, a CMO may lose access to critical services or sustain damage to a facility, including losses due to man-made or natural disasters, geo-political events, or epidemics that may result in a sustained interruption in the manufacture and supply of our products. Our CMOs may also encounter financial or other hardships unrelated to our demand for materials, products and services, which could inhibit their ability to fulfill our orders and meet our requirements. If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. Our clinical trials supply could be delayed significantly as a result. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

We have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on CMOs for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful.

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative, or in addition, to our reliance on CMOs for the manufacture of our product candidates. As of January 2020, this manufacturing facility is operational and is expected to provide cGMP materials for clinical supply and, ultimately, commercial product upon regulatory approval. We are currently providing cGMP supply for our ongoing RTX-240, RTX-321 and RTX-224 cancer clinical trials from this site.

We expect that our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and commercial product, enable more rapid implementation of process changes, and allow for better long-term cost of goods manufactured. However, we do not have extensive experience as a company in setting up, building, managing or operating a manufacturing facility and may never be successful in developing or operating this facility and recognizing its full capabilities. As a result, we may need to hire additional personnel to manage our operations and facilities and develop the necessary infrastructure to continue the research and development, and eventual commercialization, if approved, of our product candidates. Additionally, if we have failed to select the correct location for our facility, or if we fail to complete any future renovations in an efficient manner, or fail to generally manage our growth effectively, the development and production of our product candidates could be curtailed or delayed, or could require changes in the manufacturing process which could trigger the requirement to conduct bridging studies. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, man-made or natural disasters, utility failures or other business interruptions and numerous other factors (many of which we are predominantly self-insured for) that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Risks related to our common stock

The price of our stock has been and may continue to be volatile, and our stockholders could lose all or part of their investment.

The trading price of our common stock has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section and elsewhere in this Annual Report on Form 10-K, and other risk factors beyond our control, including:

●	the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

●	adverse or uninterpretable results from or delays in clinical trials of our product candidates, such as those we encountered with our Phase 1b clinical trial for RTX-134, which we have since discontinued;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

●	adverse developments concerning the manufacture of our product candidates, such as the difficulties encountered by our former contract manufacturer for clinical supply of our discontinued Phase 1b clinical trial for RTX-134;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations, if needed;

●	our failure to commercialize our product candidates;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	introduction of new products or services by our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or cellular therapies in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock;

●	adoption of new accounting standards;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control, including pandemics such as COVID-19.

In recent years, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $3.35 per share and as high as $38.71 per share through January 31, 2022.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, under the Loan Agreement, we are restricted from paying any dividends or making any distributions on account of our capital stock. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors and their affiliates beneficially hold, in the aggregate, over 48% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest as one of our stockholders.

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

As of December 31, 2021, we became a large accelerated filer and no longer qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act. Accordingly, we have ceased to be eligible for the emerging growth company provisions of the JOBS Act as of such date and are no longer able to avail ourselves of exemptions from various reporting requirements applicable to non-emerging growth companies. Such requirements include the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the requirement to hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, we will no longer have the option to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. As a result, we may incur additional expenses or challenges relating to our transition to a large accelerated filer and/or our loss of emerging growth company status. Further, stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4)

any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim against us governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts is the sole and exclusive forum (1) for resolving any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, and (2) of all suits in equity and actions at law brought to enforce any liability or duty created by the Securities Act or the rules and regulations thereunder, or the Federal Forum Provision, as our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Holders of Our Common Stock

As of January 31, 2022, there were approximately 13 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from July 18, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2021. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 18, 2018, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

As of December 31, 2021, we estimate that we have used 100% of the net proceeds from the IPO for operations, the purchase of our manufacturing facility and purchases of other property, plant, and equipment. There was no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 18, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Objective

The purpose of the following discussion and analysis is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are reasonably likely to impact our future performance.

As such, the following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company that is biologically engineering red blood cells or RBCs, to develop an entirely new class of cellular medicines called Red Cell Therapeutics, or RCTs, for the treatment of cancer and autoimmune diseases. Based on our vision that human red blood cells are the foundation of the next significant innovation in medicine, we have developed a programmable and highly versatile platform, which we call the RED PLATFORM, to biologically engineer and culture allogeneic cellular therapies that enable multiple applications, or modalities. We believe that the advantage of the platform is that once a modality is validated, as we have demonstrated with our lead product candidate RTX-240 for the treatment of advanced cancers, we increase the likelihood that all the programs within that modality will work, underscoring the broad potential of the RED PLATFORM to help patients.

In 2021, we demonstrated strong execution across our pipeline of RCTs. During the year, we presented initial clinical data from our Phase 1 trial with RTX-240 in patients with relapsed refractory solid tumors, which we believe provides clinical validation for our RED platform. Over the course of the year, we advanced enrollment in all our Phase 1studies for RTX-240 in solid tumors and AML, as well as our second program, RTX-321 in patients with HPV 16-positive tumors. In the fourth quarter of 2021, we received IND clearance for our third oncology program, RTX-224, our second broad immune agonist. In January 2022, we began dosing patients in the Phase 1/2 clinical trial of RTX-224 for the treatment of patients with certain relapsed/refractory or locally advanced solid tumors, including non-small cell lung cancer, cutaneous melanoma, head and neck squamous cell carcinoma, urothelial (bladder) carcinoma and triple-negative breast cancer.

At our Investor Day in December 2021, we shared preclinical proof of concept data, demonstrating tolerance induction and the potential for bystander suppression in two stringent type 1 diabetes preclinical models. These findings are potentially translatable beyond type 1 diabetes to multiple autoimmune diseases, including our priority target indications such as multiple sclerosis and celiac disease.

In 2021, we continued to advance our manufacturing capabilities and achieved significant manufacturing milestones, including increased cells produced per batch in 50L bioreactors by four times that of 2020 and providing uninterrupted clinical supply for three Phase 1 arms of the RTX-240 clinical trial and for the Phase 1 RTX-321 trial. We have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trial and eventual commercialization.

Highlights of our clinical product candidates, RTX-240, RTX-321and RTX-224 are described further below.

Broad Immune Stimulation for the Treatment of Cancer

RTX-240

In March 2021, we announced initial clinical data from the ongoing Phase 1/2 clinical trial of RTX-240 in advanced solid tumors that we believe provides clinical validation of the RED PLATFORM’s potential ability to engineer red blood cells to mimic the human immune system and stimulate adaptive and innate immunity to generate clinical responses in cancer patients with refractory disease. RTX-240 is an allogeneic, off-the-shelf cellular therapy product candidate that is engineered to simultaneously present hundreds of thousands of copies of the costimulatory molecule 4-1BB ligand (4-1BBL) and IL-15TP (trans-presentation of IL-15 on IL-15Rα) in their native forms. RTX-240 is designed to broadly stimulate the immune system by activating and expanding both NK and CD8+ memory T cells to generate a potent anti-tumor response.

The data reported in March 2021 included initial safety (n=16) and efficacy (n=15) data from the RTX-240 Phase 1/2 clinical trial in relapsed/refractory or locally advanced solid tumors. These data were also presented at the American Association for Cancer Research Virtual Annual Meeting in April 2021. Five dose cohorts were completed at the time of the data cutoff on February 28, 2021, and the data analysis was based on RECIST v1.1. criteria. We observed the following:

●	no treatment-related Grade 3 or Grade 4 adverse events or dose limiting toxicities;
●	most common treatment-related Grade 1/2 adverse events were fatigue, chills, nausea, decreased appetite and arthralgias. There was a single Grade 1 event of liver toxicity;
●	two responses were observed in the study including a confirmed partial response, or PR, in a patient with metastatic anal cancer, and an unconfirmed PR in a patient with metastatic uveal melanoma. Both patients’ diseases had progressed on prior anti PD-L1 and anti-PD-1 therapy, respectively;
●	stable disease, or SD, was observed in six patients, including four patients with stable disease for at least 12 weeks in non-small cell lung cancer, soft tissue sarcoma, pancreatic cancer and prostate cancer; and
●	pharmacodynamic effects showed the activation and/or expansion of the key NK and/or T cells types in all patients (n=16).

Further, preliminary data from the single agent solid tumor arm of our RTX-240 Phase 1 study that we reported in March 2021 showed early evidence of favorable immune-permissive changes in the tumor microenvironment, or TME, in three out of four patient biopsies, including increased expression of PD-L1 and/or increased ratio of M1/M2 macrophages after treatment with RTX-240, suggesting single-agent RTX-240 is able to induce changes in the TME that have been associated with response to checkpoint inhibition.

As a result of no dose-limiting toxicities, or DLTs, and a clear NK cell number dose response and other pharmacodynamic effects, we are continuing to dose escalate the single-agent RTX-240 solid tumor trial and expect to report clinical results for this trial, along with an integrated clinical development plan during the first quarter of 2022.

In March 2021, we presented preliminary trafficking data from the first acute myeloid leukemia, or AML, patient in the Phase 1 arm of the ongoing RTX-240 clinical trial for the treatment of relapsed/refractory AML, showing accumulation of activated, granzyme B-positive NK and T cells in the bone marrow, which is the site of disease in AML. We plan to report additional results from this arm of the ongoing RTX-240 clinical trial during the first quarter of 2022.

In June 2021, we began dosing patients in the arm of our RTX-240 clinical trial that is evaluating RTX-240 as a combination therapy with pembrolizumab for the treatment of patients with relapsed/refractory or locally advanced solid tumors. We believe that RTX-240, with its mechanism of action as a broad immune agonist, may have synergy with immune checkpoint inhibition and could potentially overcome resistance to PD-1 inhibition. We expect to report initial clinical results from this arm of the ongoing Phase 1/2 clinical of RTX-240 during the second half of 2022.

In July 2021, the paper entitled “Anti-Tumor Effects of RTX-240: An Engineered Red Blood Cell Expressing 4-1BB Ligand and Interleukin-15” was published in the peer-reviewed journal Cancer Immunology, Immunotherapy. The publication highlights preclinical findings and demonstrates that, consistent with the data reported in March 2021, RTX-240 activates and expands CD8+ T cells and NK cells in vitro and in vivo generating potent anti-tumor activity in both a colorectal and melanoma model.

RTX-224

RTX-224 is an allogeneic cellular therapy that is engineered to express hundreds of thousands of copies of 4-1BBL and interleukin-12, or IL-12, on the cell surface. RTX-224 is designed as a broad immune agonist of both adaptive and innate responses, designed to activate CD8+ and CD4+ T cells, activate and expand NK cells, and promote antigen presentation. It is expected to produce a broad and potent anti-tumor T cell response and an innate immune response and have anti-tumor activity in those tumor types with known sensitivity to T cell killing, including tumor types with high mutational burden, PD-L1 expression and known responsiveness to checkpoint inhibitors. The combination of IL-12 and 4-1BBL has the potential to broadly induce an immune response in patients with solid tumors and may serve as the bridge between the innate and adaptive immune systems.

In November 2021, we presented preclinical data for RTX-224 at the Society for Immunotherapy of Cancer’s 36th Annual Meeting, showing that RTX-224 activated immune cells in the spleen and blood, leading to their trafficking into the tumor microenvironment to deliver an anti-tumor effect in our preclinical models.

The IND for RTX-224 was cleared in 2021, and, in January 2022, we began dosing patients in the Phase 1/2 clinical trial of RTX-224 for the treatment of patients with certain relapsed/refractory or locally advanced solid tumors, including non-small cell lung cancer, cutaneous melanoma, head and neck squamous cell carcinoma, urothelial (bladder) carcinoma and triple-negative breast cancer.

Antigen-Specific Immune Stimulation for the Treatment of Cancer

RTX-321

RTX-321 is an allogeneic, off-the-shelf artificial antigen presenting cells, or aAPC, therapy product candidate that is engineered to induce a tumor-specific immune response by expanding antigen-specific T cells. RTX-321 expresses hundreds of thousands of copies of an HPV 16 peptide antigen bound to major histocompatibility complex class I proteins, the costimulatory molecule 4-1BBL and the cytokine IL-12 on the cell surface to mimic human T cell-APC interactions. In our Investigational New Drug, or IND, application filing, we included frozen drug substance for the first time as part of the manufacturing process, allowing for a truly off-the-shelf cellular therapy product candidate with a potential shelf life of several years.

In May 2021, a peer-reviewed manuscript about RTX-321 was published in Nature Communications, highlighting preclinical findings demonstrating that the surrogate model of RTX-321 induced a broad immune response, epitope spreading and memory formation in preclinical studies.

We began dosing patients in the Phase 1 clinical trial of RTX-321 in April 2021. As of January 2022, there have been no DLTs observed and we are therefore continuing to dose escalate the trial. We expect to report initial results from the trial during the second half of 2022.

Antigen-Specific Immune Tolerance for the Treatment of Autoimmune Diseases

RTX-T1D (Type 1 Diabetes)

In December 2021, we shared preclinical proof of concept data, demonstrating tolerance induction and the potential for bystander suppression in two stringent type 1 diabetes preclinical models. Specifically, we established efficacy in the BDC2.5 adoptive transfer model with data showing that an RTX-T1D surrogate reversed established inflammation and induced two types of regulatory T cells, resulting in protection against re-challenge. Moreover, the data showed that repeated dosing could extend duration of disease protection to 5 months (the endpoint of the study). We also showed early efficacy in the non-obese diabetic mouse, or NOD, preclinical model. Results at 25 weeks showed that a mouse surrogate of RTX-T1D that delivered only two antigens delayed disease. As disease in NOD mice is caused by many autoantigens, these results demonstrate the potential for bystander suppression. These findings are potentially translatable beyond type 1 diabetes to multiple autoimmune diseases, including other Rubius’ high priority target indications such as multiple sclerosis and celiac disease.

We intend to present these results in a peer-reviewed setting and expect to provide details of our development timeline later in 2022.

Manufacturing

Using our RED PLATFORM, we are utilizing our universal engineering and manufacturing processes to advance a broad pipeline of RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development.

To more efficiently develop new RCTs designed to treat different diseases, we have modified one of our initial manufacturing steps in which we add a gene or genes of interest that encode biotherapeutic proteins within the cell or on the cell surface. Using this approach, we have expressed more than 1,000 different therapeutic proteins since platform inception. This programmable process allows for the repeated generation of product candidates and enables us to leverage common CMC and toxicology data packages across our therapies.

Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired, renovated and operationalized a manufacturing facility in Smithfield, RI, that is currently providing cGMP supply for our ongoing Phase 1 clinical trials: RTX-240 in advanced solid tumors, RTX-240 in relapsed/refractory AML, RTX-240 in combination with pembrolizumab, RTX-321 in HPV 16-positive cancers and RTX-224 in advanced solid tumors.

We have industrialized the production of RCTs by developing and scaling up a manufacturing process by which hematopoietic progenitor cells are expanded, then biologically engineered and subsequently differentiated into erythroid cells (RCTs) that express biotherapeutic proteins within the cell or on the cell surface. The RED PLATFORM allows us to generate a wide variety of allogeneic, ready-to-use RCT product candidates with a universal and proprietary process.

In 2021, we achieved the following manufacturing milestones:

●	increased cells produced per batch in 50L bioreactors by four times that of 2020, enabling uninterrupted clinical supply for three Phase 1 arms of the RTX-240 clinical trial and for the Phase 1 RTX-321 trial; and
●	introduced frozen drug substance for RTX-321 and RTX-224, potentially enabling inventory storage for more than two years.

Additional accomplishments include:

●	greater than 90% lot success rate for RTX-240 and RTX-321 clinical supply;
●	hundreds of doses administered across all three arms of our RTX-240 Phase 1/2 trial and our RTX-321 Phase 1 trial;
●	high transduction efficiency, with greater than 90% of cells transduced with therapeutic proteins; and
●	highly consistent protein expression (dual or triple).

We have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trial and eventual commercialization.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $196.5 million for the year ended December 31, 2021 and $167.7 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $677.0 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public and private equity financings, debt financings, borrowings under our credit facility, collaborations, strategic alliances and marketing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we are unable to obtain funding, we plan to implement an operating plan that scales back our operations and focuses our available capital on a reduced number of activities and programs, which we believe will enable the continued advancement of certain of our research and development programs and the preservation of our technology platform. These actions could adversely affect our business prospects.

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

As of December 31, 2021, we had cash and cash equivalents of $225.8 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. See “—Liquidity and Capital Resources.”

Impact of the Ongoing COVID-19 Pandemic

Since March of 2020 and throughout the ongoing COVID-19 pandemic, we have implemented various precautionary measures to protect the health and safety of our employees, partners and prospective clinical trial participants, to comply with applicable national, state and local governmental orders, proclamations and/or directives in effect at any time aimed at minimizing the spread of COVID-19 and to minimize disruption to our operations. Such measures have included, at certain times, the elimination of business travel, shifting to remote work wherever possible and implementing rotating laboratory work schedules to reduce the number of people onsite at our facilities, advance ordering of certain raw materials impacted by delays in the global supply chain, as well as working with our external partners and clinical sites to utilize virtual clinical trial site training and monitoring, minimizing patient visits and instituting telemedicine to minimize patient exposure. We will continue to use these and other precautionary measures as required until such time as the ongoing COVID-19 pandemic, including any subsequent outbreak whether or not due to emerging variants thereof, is contained.

While the ongoing COVID-19 pandemic has impacted manufacturing, supply chain and clinical trial activities worldwide, including those of our suppliers, vendors and clinical trial sites, these disruptions did not significantly impact our results of operations during 2020 or 2021. The ultimate impact on our operations, however, is unknown and will depend on future developments, such as the duration, spread and intensity of the pandemic, among others, which are highly uncertain and cannot be predicted with confidence. In particular, global developments concerning COVID-19, including the identification of new strains of coronavirus, and the magnitude of interventions to contain the spread of viruses, such as government-mandated quarantines, shelter-in-place mandates, restrictions on travel, shutdowns for non-essential businesses, requirements regarding social distancing, impact of government-imposed restrictions on the global supply chain, including through use of the Defense Production Act, distribution of vaccines and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the ongoing COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

Recent Developments

During 2021, we strengthened our leadership team by appointing Dannielle Appelhans as Chief Operating Officer. Ms. Appelhans brings significant experience in building organizations as they evolve from early- to late-stage development, with a particular focus on clinical and commercial manufacturing and scaling supply chains. Additionally, Dr. Laurance Turka has been promoted to chief scientific officer and head of research & translational medicine. Joining Rubius Therapeutics as chief scientific officer in January 2020, Dr. Turka is an internationally recognized physician-scientist in autoimmunity and translational immunology with a distinguished career working in academia and, more recently, in the biotechnology industry where he has built a portfolio of novel therapies targeting immune cells.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our drug discovery efforts, and the development and manufacturing of our product candidates, which include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;

●	expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;
●	the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and clinical trials, including those produced in our manufacturing facility as well as components that are produced under agreements with third parties, such as consultants, contractors and any contract manufacturing organizations, or CMOs, that we may engage;
●	laboratory supplies and research materials;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially over time in connection with our planned preclinical and clinical development activities in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to raise the additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;

●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;
●	the continued impact of the COVID-19 pandemic on our operations;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	the commercialization of our product candidates, if and when approved;
●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

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

Interest Expense

Interest expense consists of interest owed on outstanding borrowings under our Loan Agreement (as defined below), as well as amortization of debt discount.

Other Income, Net

Other income, net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will not be realized. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $534.2 million and $534.8 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million, which expire at various dates through 2037, and $497.0 million, which carryforward indefinitely. The state NOLs expire at various dates through 2041. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $22.7 million and $15.6 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	141,587	116,107	25,480
General and administrative	53,029	50,341	2,688
Total operating expenses	194,616	166,448	28,168
Loss from operations	(194,616)	(166,448)	(28,168)
Other income (expense):
Interest income	91	1,760	(1,669)
Interest expense	(6,434)	(4,185)	(2,249)
Other income, net	4,412	1,142	3,270
Total other income (expense), net	(1,931)	(1,283)	(648)
Net loss	$(196,547)	$(167,731)	$(28,816)

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change

	(in thousands)
Research and development program expenses:
Rare disease	$284	$5,302	$(5,018)
Cancer	74,080	45,401	28,679
Platform development, early-stage research and unallocated expenses:
Personnel-related	27,827	25,408	2,419
Stock-based compensation expense	12,338	8,023	4,315
Contract research and development	7,115	7,842	(727)
Laboratory supplies and research materials	5,186	10,097	(4,911)
Facility related and other	14,757	14,034	723
Total research and development expenses	$141,587	$116,107	$25,480

Research and development expenses were $141.6 million for the year ended December 31, 2021, compared to $116.1 million for the year ended December 31, 2020. The decrease in direct costs related to our rare disease program of $5.0 million was due to the decision in March 2020 to deprioritize development of our rare disease programs and discontinue the RTX-134 Phase 1b clinical trial. The increase in direct costs of $28.7 million in our lead cancer programs, including RTX-240 and RTX-321, was principally related to costs incurred for the three arms of our Phase 1/2 clinical trial of RTX-240, including CRO costs and internal manufacturing costs, costs incurred for our Phase 1 clinical trial of RTX-321 in patients with advanced HPV 16-positive cancers as well as start-up costs related to our Phase 1 clinical trial of RTX-224. The reduction in contract research and development and laboratory supplies and research materials of $0.7 million and $4.9 million, respectively, was mostly due to the shift from pilot-scale manufacturing activities to manufacturing activities to support the technical development of clinical candidates included in program expenses. The increase in stock-compensation expense of $4.3 million was driven by an increase in the market price of our common stock resulting in a higher valuation of options granted in 2021. Personnel-related costs increased $2.4 million due to headcount additions to support our expanded operations. Finally, facility related and other costs increased by $0.7 million due to increases in building operating costs.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change

	(in thousands)
Personnel-related	$13,895	$12,048	$1,847
Stock-based compensation expense	23,272	25,642	(2,370)
Professional and consultant fees	9,278	7,640	1,638
Facility related and other	6,584	5,011	1,573
Total general and administrative expenses	$53,029	$50,341	$2,688

General and administrative expenses for the year ended December 31, 2021 were $53.0 million, compared to $50.3 million for the year ended December 31, 2020. The increase in general and administrative expenses of $2.7 million was primarily the result of additional personnel-related expenses of $1.8 million resulting from rising headcount in our general and administrative function, including recruitment costs, to support our expanded operations. In addition, the increase in professional and consultant fees of $1.6 million was driven by additional patent costs as we expand our patent portfolio and the increase in facility-related and other expenses of $1.6 million was largely due to higher building operating costs and non-capitalized software costs. These increases were offset by a reduction in stock-based compensation expense of $2.4 million due principally to stock option awards that fully vested during the third quarter of 2021.

Interest Income

Interest income was less than $0.1 million for the year ended December 31, 2021, compared to $1.8 million for the year ended December 31, 2020. Interest income decreased due to lower prevailing interest rates.

Interest Expense

Interest expense was $6.4 million for the year ended December 31, 2021, compared to $4.2 million for the year ended December 31, 2020. The increase in interest expense was principally due to higher outstanding borrowings and a higher interest rate in connection with our Loan Agreement (as defined below).

Other Income, Net

Other income, net was $4.4 million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020. The increase in other income, net was due to the monetization of certain tax credits during the period.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	116,107	112,419	3,688
General and administrative	50,341	57,182	(6,841)
Total operating expenses	166,448	169,601	(3,153)
Loss from operations	(166,448)	(169,601)	3,153
Other income (expense):
Interest income	1,760	7,994	(6,234)
Interest expense	(4,185)	(2,590)	(1,595)
Other income (expense), net	1,142	739	403
Total other income (expense), net	(1,283)	6,143	(7,426)
Net loss	$(167,731)	$(163,458)	$(4,273)

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Direct research and development expenses by program:
Rare disease	$5,302	$24,292	$(18,990)
Cancer	45,401	8,775	36,626
Platform development, early-stage research and unallocated expenses:
Personnel related	25,408	27,508	(2,100)
Stock-based compensation expense	8,023	9,011	(988)
Contract research and development	7,842	12,463	(4,621)
Laboratory supplies and research materials	10,097	14,286	(4,189)
Facility related and other	14,034	16,084	(2,050)
Total research and development expenses	$116,107	$112,419	$3,688

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

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Personnel related	$12,048	$10,485	$1,563
Stock-based compensation expense	25,642	32,260	(6,618)
Professional and consultant fees	7,640	8,539	(899)
Facility related and other	5,011	5,898	(887)
Total general and administrative expenses	$50,341	$57,182	$(6,841)

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

Other Income (Expense), Net

Other income, net was $1.1 million for the year ended December 31, 2020, compared to $0.7 million for the year ended December 31, 2019. Other income, net primarily increased as a result of income earned from a sublease agreement that commenced February 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock, with the issuance of debt, with proceeds from our IPO and, most recently, with proceeds from our March 2021 Offering, described further below. As of December 31, 2021, we had cash and cash equivalents of $225.8 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement, which was amended in June 2021, which provides for aggregate borrowings of up to $75.0 million. As of December 31, 2021, $75.0 million is outstanding under the agreement and principal payments commence in July 2024. In March 2021, we completed the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash used in operating activities	$(145,122)	$(127,648)	$(110,444)
Cash provided by (used in) investing activities	81,351	100,432	(132,635)
Cash provided by financing activities	198,453	26,484	27,291
Net increase in cash, cash equivalents and restricted cash	$134,682	$(732)	$(215,788)

Operating Activities

During the year ended December 31, 2021, operating activities used $145.1 million of cash, primarily resulting from our net loss of $196.5 million, partially offset by net non-cash charges of $44.7 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the twelve months ended December 31, 2021 consisted of a $0.1 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets, other assets and operating lease, right-of-use asset of $6.6 million.

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

Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $81.4 million, consisting of sales and maturities of investments of $85.0 million, offset by purchases of property, plant and equipment of $3.6 million. Our cash purchases of property, plant and equipment primarily relate to the purchase of computer and laboratory equipment installed in our manufacturing facility in Smithfield, Rhode Island and our laboratory space in Cambridge, Massachusetts.

During the year ended December 31, 2020, net cash provided by investing activities was $100.4 million, consisting of sales and maturities of investments of $228.6 million, offset by net purchases of investments of $122.7 million and purchases of property, plant and equipment of $5.5 million. Our cash purchases of property, plant and equipment consisted of $2.9 million for purchases related to our manufacturing facility in Smithfield, Rhode Island, largely driven by payments for manufacturing equipment purchases and construction costs incurred in 2019, and $2.6 million for the purchase of computer and laboratory equipment installed in our manufacturing facility and our laboratory space in Cambridge, Massachusetts.

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

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities of $198.5 million consisted primarily of proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs, from the March 2021 Offering, as well as proceeds received from issuance of common stock upon exercise of stock options and under the employee stock purchase plan of $11.0 million. Net cash used in financing activities includes $0.4 million of offering cost payments in connection with the March 2021 Offering and $0.2 million of debt issuance cost payments related to our Loan Agreement (as defined below) in June 2021.

During the year ended December 31, 2020, net cash provided by financing activities of $26.5 million consisted of $25.0 million proceeds received from borrowings under our Loan Agreement and $1.5 million proceeds received from issuance of common stock upon exercise of stock options.

During the year ended December 31, 2019, net cash provided by financing activities of $27.3 million consisted of $25.0 million proceeds received from borrowings under our Loan Agreement and $2.4 million proceeds received from issuance of common stock upon exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$46,121	$9,015	$15,048	$15,859	$6,199
Debt obligations (2)	99,164	5,700	29,853	63,611	—
Total	$145,285	$14,715	$44,901	$79,470	$6,199

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under two operating lease agreements that expire in January 2027 and August 2028.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the Loan Agreement. For purposes of this table, the interest due under the Loan Agreement was calculated using an assumed interest rate of 8.86% per annum, which was the interest rate in effect as of December 31, 2021.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies, assay development, clinical trials, manufacturing and testing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the table above as the amount and timing of such payments are not known.

We have also entered into a license agreement with the Whitehead Institute for Biomedical Research, or WIBR, as amended, under which we have been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of our RCTs, or the WIBR License. We are obligated to pay to WIBR low single-digit royalties based on annual net sales by us, our affiliates and our sublicensees of licensed products and licensed services that are covered by a valid claim of the licensed patent rights at the time and in the country of sale. Based on the progress we make in the advancement of products covered by the licensed patent rights, we are required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, we are required to pay to WIBR a percentage of the non-royalty payments that we receive from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by us on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such financial covenants as of December 31, 2021. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than our intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement (the “Distribution Agreement”), with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of December 31, 2021.

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

Before consideration of management’s plans described below, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public and private equity financings, debt financings, borrowings under our credit facility, collaborations, strategic alliances and marketing, distribution and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to obtain funding, we will implement an operating plan that scales back our operations and focuses our available capital on a reduced number of activities and programs, which we believe will enable the continued advancement of certain of our research and development programs and the preservation of our technology platform. These actions could adversely affect our business prospects. Based on our current cash and cash equivalents, and after considering management’s plans described above, we have the ability to fund our operating costs and working capital needs into the middle of 2023.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As of December 31, 2021, we had cash and cash equivalents of $225.8 million, which consisted of cash, money market accounts and U.S. government money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of December 31, 2021, we had $75.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Australia and China. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021.

Item 8. Consolidated Financial Statements and Supplementary Data

RUBIUS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rubius Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rubius Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter are also described in Note 1.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Debt - Loan and Security Agreement Amendment

As described in Note 6 to the consolidated financial statements, in December 2018 the Company entered into a loan and security agreement (the “Loan Agreement”) for an aggregate principal amount of $75.0 million. In June 2021, the Company entered into an amendment (the “Amendment”) to its Loan Agreement to extend the interest-only period applicable to borrowings under the Loan Agreement from December 21, 2021 until July 1, 2024 and the final maturity date from December 21, 2023 until June 1, 2026. As the terms of the Amendment were not substantially different than the terms of the Loan Agreement, the Amendment was accounted for as a debt modification. The Loan Agreement represents a long-term obligation of the Company and is presented as long-term debt, net of discount, on its consolidated balance sheet. Long-term debt, net of discount, totaled $76.2 million as of December 31, 2021.

The principal considerations for our determination that performing procedures relating to the loan and security agreement amendment is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating evidence related to management’s determination that the Amendment represented an accounting modification.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to debt, including controls over determining the impact of the Amendment on the Loan Agreement. These procedures also included, among others, testing management’s process for determining if the Amendment to the Loan Agreement represented an accounting modification or extinguishment, evaluating the impact of the contractual terms of the Amendment by examining the contract, and determining if the change in debt terms is considered substantially different by calculating the present value of the cash flows under the terms of the Amendment and comparing it to the present value of the remaining cash flows under the terms of the original Loan Agreement.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2022

We have served as the Company’s auditor since 2016.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$225,848	$91,165
Investments	—	85,122
Prepaid expenses and other current assets	3,975	5,224
Total current assets	229,823	181,511
Operating lease, right-of-use-asset	35,095	40,447
Property, plant and equipment, net	51,530	53,952
Restricted cash	1,573	1,573
Other assets	—	311
Total assets	$318,021	$277,794
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,572	$5,478
Accrued expenses and other current liabilities	14,072	13,417
Operating lease liabilities	9,015	8,945
Total current liabilities	34,659	27,840
Long-term debt, net of discount	76,154	74,944
Other long-term liabilities	135	688
Operating lease liabilities, net of current portion	28,291	32,762
Total liabilities	139,239	136,234
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2021 and December 31, 2020; 90,063,770 and 81,053,651 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	90	81
Additional paid-in capital	855,710	621,946
Accumulated other comprehensive income	—	4
Accumulated deficit	(677,018)	(480,471)
Total stockholders' equity	178,782	141,560
Total liabilities and stockholders' equity	$318,021	$277,794

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$—	$—	$—
Operating expenses:
Research and development	141,587	116,107	112,419
General and administrative	53,029	50,341	57,182
Total operating expenses	194,616	166,448	169,601
Loss from operations	(194,616)	(166,448)	(169,601)
Other income (expense):
Interest income	91	1,760	7,994
Interest expense	(6,434)	(4,185)	(2,590)
Other income, net	4,412	1,142	739
Total other income (expense), net	(1,931)	(1,283)	6,143
Net loss	(196,547)	(167,731)	(163,458)
Net loss per share, basic and diluted	$(2.23)	$(2.08)	$(2.08)
Weighted average common shares outstanding, basic and diluted	87,950,440	80,624,608	78,688,878

Comprehensive loss:
Net loss	$(196,547)	$(167,731)	$(163,458)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(4)	(71)	104
Comprehensive loss	$(196,551)	$(167,802)	$(163,354)

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2018	79,234,853	79	543,040	(29)	(150,082)	393,008
Issuance of common stock upon exercise of stock options	1,449,309	2	2,443	—	—	2,445
Stock-based compensation expense	—	—	41,271	—	—	41,271
Repurchase of unvested restricted common stock	(667,917)	(1)	—	—	—	(1)
Vesting of restricted common stock	—	—	44	—	—	44
Unrealized gains on investments	—	—	—	104	—	104
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	800	800
Net loss	—	—	—	—	(163,458)	(163,458)
Balances at December 31, 2019	80,016,245	$80	$586,798	$75	$(312,740)	$274,213
Issuance of common stock upon exercise of stock options	1,037,406	1	1,483	—	—	1,484
Stock-based compensation expense	—	—	33,665	—	—	33,665
Unrealized losses on investments	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(167,731)	(167,731)
Balances at December 31, 2020	81,053,651	$81	$621,946	$4	$(480,471)	$141,560
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs of $800	6,896,552	7	187,193	—	—	187,200
Issuance of common stock upon exercise of stock options	1,933,523	2	10,683	—	—	10,685
Issuance of common stock under employee stock purchase plan	26,444	—	278	—	—	278
Vesting of restricted stock units	153,600	—	—	—	—	—
Stock-based compensation expense	—	—	35,610	—	—	35,610
Unrealized losses on investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(196,547)	(196,547)
Balances at December 31, 2021	90,063,770	$90	$855,710	$—	$(677,018)	$178,782

The accompanying notes are an integral part of these consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(196,547)	$(167,731)	$(163,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	35,610	33,665	41,271
Depreciation and amortization expense	7,723	5,691	2,995
Amortization (accretion) of premium (discount) on investments	118	266	(2,320)
Loss on disposal of property and equipment	—	—	335
Non-cash interest expense	1,280	349	289
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,249	992	2,655
Operating lease, right-of-use-asset	5,352	5,539	4,991
Other assets	5	46	2
Accounts payable	5,858	(1,369)	(1,037)
Accrued expenses and other current liabilities	(816)	(96)	6,107
Other long-term liabilities	(553)	283	396
Operating lease liabilities	(4,401)	(5,283)	(2,670)
Net cash used in operating activities	(145,122)	(127,648)	(110,444)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,649)	(5,497)	(40,657)
Purchases of investments	—	(122,671)	(319,133)
Sales and maturities of investments	85,000	228,600	227,155
Net cash provided by (used in) investing activities	81,351	100,432	(132,635)
Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of commissions and underwriting discounts	188,000	—	—
Payments of offering costs	(360)	—	—
Payments of debt issuance costs	(150)	—	—
Proceeds from borrowings under loan and security agreement	—	25,000	25,000
Repurchase of unvested restricted common stock	—	—	(122)
Proceeds from issuance of common stock upon exercise of stock options and under employee stock purchase plan	10,963	1,484	2,413
Net cash provided by financing activities	198,453	26,484	27,291
Net increase (decrease) in cash, cash equivalents and restricted cash	134,682	(732)	(215,788)
Cash, cash equivalents and restricted cash at beginning of period	92,901	93,633	309,421
Cash, cash equivalents and restricted cash at end of period	$227,583	$92,901	$93,633

Supplemental cash flow information:
Cash paid for interest	$5,092	$3,822	$2,961
Cash paid for leases	$7,364	$8,486	$5,375

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$1,989	$317	$3,095
Offering costs included in accounts payable and accrued expenses	$35	$—	$—
Lease assets obtained in exchange for new operating lease liabilities	$—	$496	$49,799
Lease asset derecognized upon lease cancellation	$—	$982	$—
Proceeds from issuance of common stock upon exercise of stock options in other current assets	$—	$—	$32

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $196.5 million, $167.7 million and $163.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had an accumulated deficit of $677.0 million. The Company expects to continue to generate operating losses in the foreseeable future. Before considering management’s plans described below, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2023.

The Company has financed its operations to date primarily through private placements, proceeds from its IPO and the March 2021 Offering and borrowings under credit facilities. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and developing manufacturing capabilities. The Company will need to raise additional funds through private or public equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements to fund operations. The Company may not be able to obtain financing, or enter into collaboration or other arrangements, on acceptable terms, or at all. Furthermore, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company will implement an operating plan that scales back its operations and focuses its available capital on a reduced number of activities and programs, which it believes will enable the continued advancement of certain of its research and development programs and the preservation of its technology platform. These actions could adversely affect the Company’s business prospects. Based on the Company’s current cash and cash equivalents of $225.8 million as of December 31, 2021, and after considering management’s operating plans, the Company has the ability to fund its operating costs and working capital needs into the middle of 2023.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and investments. The Company’s cash and cash equivalents as of December 31, 2021 consisted of cash, money market accounts and U.S. government money market funds. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.

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

Restricted Cash

As of both December 31, 2021 and 2020, the Company maintained letters of credit totaling $1.7 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its consolidated balance sheet as of December 31, 2021 and 2020.

Cash, cash equivalents and restricted cash presented in the accompanying consolidated statement of cash flows was $227.6 million, $92.9 million and $93.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which $1.7 million was restricted cash for each year, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses during the years ended December 31, 2021, 2020 and 2019.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is developing product candidates based on biologically engineered red blood cells for the treatment of patients with severe diseases. All of the Company’s tangible assets are held in the United States.

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

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021, 2020 and 2019, the Company’s only element of other comprehensive loss was unrealized gains (losses) on investments.

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

3. Investments and Fair Value of Financial Assets and Liabilities

The Company had no investments as of December 31, 2021. As of December 31, 2020, investments by security type consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills and notes (due within one year)	$85,118	$6	$(2)	$—	$85,122
	$85,118	$6	$(2)	$—	$85,122

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at December 31, 2021 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. money market funds	$217,009	$—	$—	$217,009
	$217,009	$—	$—	$217,009

	Fair value measurements at December 31, 2020 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S money market funds	$88,814	$—	$—	$88,814
Investments:
U.S. treasury bills and notes	—	85,122	—	85,122
	$88,814	$85,122	$—	$173,936

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. treasury notes were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the year ended December 31, 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2021 and 2020, respectively.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$1,300	$1,300
Manufacturing facility	33,203	30,969
Manufacturing equipment	8,831	8,782
Laboratory equipment	17,501	16,639
Computer equipment	2,645	2,118
Furniture and fixtures	1,281	1,228
Leasehold improvements	444	444
Construction-in-progress	4,181	2,605
	69,386	64,085
Less: Accumulated depreciation and amortization	(17,856)	(10,133)
	$51,530	$53,952

Manufacturing Facility

The Company owns a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island. The facility was purchased in July 2018 for $8.0 million. During the remainder of 2018 and throughout 2019, it was renovated and customized to manufacture clinical supply of the Company’s product candidates and was placed into service in January 2020 after achieving the regulatory qualifications required to bring it to its intended use. The carrying value of the land represents an allocation of the original purchase price based on the value of comparable assets. The carrying value of the manufacturing facility represents the remaining purchase price, plus the capitalized design, demolition, construction and interest costs related to renovations and improvements. The Company continues to incur capital asset expenditures related to the operation of the manufacturing facility, which are capitalized as construction-in-progress until they are ready for their intended use and placed into service.

Depreciation and amortization expense was $7.7 million, $5.7 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$7,451	$8,124
Accrued external research and development expenses	2,713	3,156
Accrued manufacturing facility expenses	2,349	339
Accrued general and administrative expenses	889	1,244
Other	670	554
	$14,072	$13,417

6. Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Principal amount of long‑term debt	$75,000	$75,000
Less: Current portion of long‑term debt	—	—
Long‑term debt, net of current portion	75,000	75,000
Accrued final interest payment	1,654	408
Debt discount	(500)	(464)
Long‑term debt, net of discount and current portion	$76,154	$74,944

Loan Agreement

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such financial covenants as of December 31, 2021. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of December 31, 2021, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2022	$—
2023	—
2024	18,750
2025	37,500
2026 and thereafter	18,750
$75,000

7. Equity

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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of December 31, 2021, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

On March 18, 2021, the Company completed the March 2021 Offering, pursuant to which it issued and sold 6,896,552 shares of common stock. The aggregate net proceeds received by the Company from the March 2021 Offering were $187.2 million, after deducting underwriting discounts and commissions and other offering costs.

8. Stock-Based Compensation

2018 Equity Incentive Plan

On July 6, 2018, the Company’s board of directors adopted, and its stockholders approved, the 2018 Plan, which became effective on July 16, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 5,708,931, which shall be cumulatively increased on January 1,

2019 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2018 Plan. As of December 31, 2021, 3,290,353 shares remained available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 3,152,231 shares effective as of January 1, 2022.

2018 Employee Stock Purchase Plan

On July 6, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 16, 2018. A total of 951,488 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on January 1, 2019, and each January 1 thereafter through January 1, 2028, by the least of (i) 951,488 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the administrator of the Company’s ESPP. As of December 31, 2021, 1,717,392 shares remained available for issuance under the 2018 ESPP. The number of authorized shares reserved for issuance under the ESPP was not increased on January 1, 2022.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock-based awards granted to employees, directors, and non-employees:

	Year ended December 31,
	2021	2020	2019
Risk-free interest rate	0.81%	1.10%	2.07%
Expected volatility	77.4%	69.4%	76.9%
Expected dividend yield	—	—	—
Expected term (in years)	6.08	6.05	6.06

The following table summarizes the Company’s service-based and performance-based option activity since December 31, 2021:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term	value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	15,960,324	$10.17	7.38	$15,018
Granted	4,138,080	15.80
Exercised	(1,933,523)	5.53
Forfeited	(1,026,109)	10.37
Outstanding as of December 31, 2021	17,138,772	$12.04	7.22	$23,511
Vested and expected to vest as of December 31, 2021	17,138,772	$12.04	7.22	$23,511
Options exercisable as of December 31, 2021	10,554,855	$11.52	6.42	$18,126

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $34.6 million, $5.7 million and $17.7 million, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $10.55 per share, $4.51 per share and $8.58 per share, respectively.

Market-Based Stock Options

The fair value of stock option grants with market-based vesting conditions is estimated using a Monte Carlo simulation model.

In October 2018, the Company granted to an executive officer an option to purchase 164,400 shares of common stock (“Option A”) at an exercise price of $16.43 per share, vesting upon the achievement of a specified thirty-day average closing price of its common stock and the satisfaction of service-based vesting conditions, and an option to purchase 193,400 shares of common stock (“Option B”) at an exercise price of $16.43 per share, vesting upon the achievement of a specified thirty-day average closing price of its common stock and the achievement of certain other performance-based vesting conditions. The Company used a Monte Carlo simulation model to estimate the grant-date fair value of the awards. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility based on a combination of the Company’s historical stock volatility since its July 2018 IPO and the historical volatility of a publicly traded set of peer companies and the estimated period to achievement of the market condition. Stock-based compensation expense for Option A is being recognized using the graded-vesting method over the longer of the derived service period from the market condition or the explicit service period required to be completed for each vesting tranche. Stock-based compensation expense for Option B is being recognized using the graded-vesting method over the longer of the derived service period from the market condition or the estimated achievement of performance-based conditions. For Option B, stock-based compensation expense is recognized when the achievement of each performance-based vesting condition becomes probable regardless of whether the market condition has been achieved. The aggregate grant date fair value of these options was $4.3 million. During the years ended December 31, 2021, 2020 and 2019 the Company recorded stock-based compensation expense on Option A of $0.2 million, $0.6 million and $0.9 million, respectively. During the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense on Option B of $1.1 million and $1.1 million, respectively, as a performance-based vesting condition was determined to be probable during each year. No stock-based compensation expense on Option B was recorded during the year ended December 31, 2019.

The Company did not grant market-based stock options during the years ended December 31, 2021, 2020 and 2019. During the years ended December 31, 2021, 2020 and 2019, none of the outstanding stock options with market-based vesting conditions were exercised, forfeited or vested and they had no intrinsic value at December 31, 2021.

Restricted Stock Units

The Company has also granted restricted stock units to its employees. During the years ended December 31, 2021 and 2019, the Company granted restricted stock units to employees that were subject to time-based vesting conditions that lapse over four years and three years, respectively, from date of grant. No restricted stock units were granted during the year ended December 31, 2020. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares. The following table summarizes the Company’s restricted stock unit activity since December 31, 2021:

		Weighted average
		grant‑date
	Shares	fair value
Unvested restricted common stock as of December 31, 2020	252,000	$10.660
Issued	787,107	15.505
Vested	(153,600)	10.660
Forfeited	(91,263)	11.660
Unvested restricted common stock as of December 31, 2021	794,244	$15.346

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2021	2020	2019
Research and development expenses	$12,338	$8,023	$9,011
General and administrative expenses	23,272	25,642	32,260
	$35,610	$33,665	$41,271

As of December 31, 2021, total unrecognized compensation cost related to unvested stock-based awards was $57.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

9. Income Taxes

During the years ended December 31, 2021, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended
	December 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.2)	(6.2)
Federal and state research and development tax credits	(6.4)	(5.9)
Stock‑based compensation expense	(1.6)	0.4
Section 162(m) compensation deduction limitation	1.6	—
Other	(0.4)	0.5
Increase in deferred tax asset valuation allowance	34.0	32.2
Effective income tax rate	—%	—%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$145,990	$97,791
Research and development tax credit carryforwards	36,161	23,524
Accrued expenses	2,137	2,241
Capitalized intellectual property costs	1,746	1,123
Capitalized research and development expense	86	97
Operating lease liabilities	10,194	11,394
Stock‑based compensation expense	21,483	15,847
Total deferred tax assets	217,797	152,017
Deferred tax liabilities:
Operating lease assets	(9,590)	(11,050)
Depreciation and other	(1,500)	(1,090)
Total deferred tax liabilities	(11,090)	(12,140)
Valuation allowance	(206,707)	(139,877)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $534.2 million and $534.8 million, respectively, which may be available to offset future taxable income. The federal NOLs include $37.2 million which expire at various dates through 2037 and $497.0 million which carryforward indefinitely. The state NOLs expire at various dates through 2041. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $22.7 million and $15.6 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2026, respectively. During the year ended December 31, 2021, deferred tax assets, before valuation allowance, increased by approximately $65.8 million mainly due to the operating loss incurred by the Company during that period.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Valuation allowance as of beginning of year	$139,877	$85,884	$33,666
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	66,830	53,993	52,218
Valuation allowance as of end of year	$206,707	$139,877	$85,884

As of December 31, 2021 and 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns in the U.S., Massachusetts and Rhode Island, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2016 to the present; however, carryforward attributes that were generated prior to January 1, 2016 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

10. Commitments and Contingencies

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

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions of $0.9 million, $0.8 million and $0.6 million, respectively.

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

11. Leases

Operating Leases

During the year ended December 31, 2021, the Company leased office and laboratory facilities in Cambridge, Massachusetts under two noncancelable operating leases. The first lease expired in September 2021. The second lease is subject to two expiration dates based on two distinct leased spaces, expiring in January 2027 and August 2028. The lease agreements include lease incentives and payment escalations.

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

As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate based on information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease components as a single lease component and, therefore, has allocated all the contract consideration across lease components only. This may result in the initial and subsequent measurement of the balances of the right-of-use asset and lease liability for leases being greater than if the policy election was not applied. Assets under operating lease at December 31, 2021 were $35.1 million. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

As of December 31, 2021, minimum lease payments under the Company’s operating leases are as follows (in thousands):

Year ending December 31,
2022	$9,015
2023	7,447
2024	7,601
2025	7,818
2026	8,041
Thereafter	6,199
46,121
Less: imputed interest	(8,815)
$37,306

The Company has not entered any material financing leases as of December 31, 2021.

Lease Portfolio

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	Year ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$8,173	$9,240	$7,208
Short-term lease cost	41	24	127
Variable lease cost	3,723	1,916	1,976
Sublease income	(719)	(1,017)	(908)
Total lease cost	$11,218	$10,163	$8,403

Operating leases:
Operating lease, right-of-use-asset	$35,095	$40,447	$46,559
Operating lease liabilities	$9,015	$8,945	$10,540
Operating lease liabilities, net of current portion	$28,291	$32,762	$36,867

Other information:
Weighted average remaining lease term - operating leases	5.8 years	6.70 years	7.47 years
Weighted-average discount rate - operating leases	7.60%	7.60%	7.58%

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(196,547)	$(167,731)	(163,458)

Denominator:
Weighted average common shares outstanding, basic and diluted	87,950,440	80,624,608	78,688,878
Net loss per share, basic and diluted	$(2.23)	$(2.08)	$(2.08)

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

	Year ended December 31,
	2021	2020	2019
Unvested restricted common stock	794,244	252,000	376,514
Stock options to purchase common stock	17,496,572	16,318,124	15,103,907
	18,290,816	16,570,124	15,480,421

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2021, based on the criteria described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 142 of this Annual Report on Form 10-K, incorporated into this Item by reference.

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

10.1#

Amended and Restated 2014 Stock Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018).

10.2#

2018 Stock Option and Incentive Plan, and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018).

10.3#	2018 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018).

10.4#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.5#*	Non-Employee Director Compensation Policy dated February 24, 2021.

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

10.12

Loan and Security Agreement between Rubius Therapeutics, Inc. and Solar Capital Ltd. dated December 21, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8‑K (File No. 001-38586) filed on December 21, 2018)

10.13

First Amendment to the Loan and Security Agreement dated as of September 16, 2019 between Rubius Therapeutics, Inc. and Solar Capital Ltd. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-38586) filed on November 14, 2019).

10.14

Second Amendment to Loan and Security Agreement between Rubius Therapeutics, Inc. and SLR Investment Corp. (formerly Solar Capital Ltd.) dated June 22, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-38586) filed on August 9, 2021).

10.15˄

Lease Agreement dated January 18, 2018 by and between Rubius Therapeutics, Inc. and ARE-MA Region No. 58, LLC (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.16˄˄

First Amendment to Lease dated November 9, 2018 by and between Rubius Therapeutics, Inc. and ARE-MA Region No. 58, LLC (Incorporated by reference to Exhibit 10.11.1 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K(File No. 001-38586) filed on May 15, 2019).

10.17˄

Exclusive Patent License Agreement dated January 28, 2016 by and between Rubius Therapeutics, Inc. and the Whitehead Institute for Biomedical Research (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225840) filed on June 22, 2018).

10.18˄

First Amendment to the Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated December 12, 2017 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑225840) filed on June 22, 2018).

10.19˄˄

Second Amendment to Exclusive Patent License Agreement dated July 25, 2018 by and between Rubius Therapeutics, Inc. and the Whitehead Institute for Biomedical Research (Incorporated by reference to Exhibit 10.12.1 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K (File No. 001-38586) filed on May 15, 2019).

10.20#

Employment Agreement between Rubius Therapeutics, Inc. and Pablo Cagnoni, M.D. dated July 2, 2018 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 9, 2018).

10.21#

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

10.23#

Employment Agreement between Rubius Therapeutics, Inc. and Jose Carmona, dated September 23, 2020. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on September 28, 2020).

10.24#

Employment Agreement between Rubius Therapeutics, Inc. and Dannielle Appelhans, dated July 26, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 29, 2021).

21.1*	List of Subsidiaries of Rubius Therapeutics, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
˄

Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit (indicated by asterisks) have been filed separately with the Securities and Exchange Commission.

˄˄	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.
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

RUBIUS THERAPEUTICS, INC.

February 25, 2022	By:	/s/ Pablo J. Cagnoni
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

Signature	Title	Date

/s/ Pablo J. Cagnoni	Chief Executive Officer, Director	February 25, 2022
Pablo J. Cagnoni, M.D.	(Principal Executive Officer)

/s/ Jose Carmona	Chief Financial Officer	February 25, 2022
Jose Carmona	(Principal Financial Officer and Principal Accounting Officer)

/s/ David R. Epstein	Chairman of the Board of Directors	February 25, 2022
David R. Epstein

/s/ Noubar B. Afeyan	Director	February 25, 2022
Noubar B. Afeyan, Ph.D.

/s/ Francis Cuss	Director	February 25, 2022
Francis Cuss, M.B., B.Chir., FRCP

/s/ Natalie Holles	Director	February 25, 2022
Natalie Holles

/s/ Anne Prener	Director	February 25, 2022
Anne Prener, M.D., Ph.D.

/s/ Michael Rosenblatt	Director	February 25, 2022
Michael Rosenblatt, M.D.

/s/ Catherine A. Sohn	Director	February 25, 2022
Catherine A. Sohn, Pharm.D.

/s/ Jonathan R. Symonds	Director	February 25, 2022
Jonathan R. Symonds, CBE