Form 10-Q
period 2022-03-31
Rubius Therapeutics, Inc.
filed 2022-05-10
CIK 1709401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 90,213,126 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, results of preclinical studies or clinical trials and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” including, among other things:

●	expectations regarding the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation, enrollment in and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	plans to advance product candidates into or successfully complete any clinical trial;
●	beliefs about data results and analyses, including what early data demonstrates or suggests, as well as expectations regarding the safety and efficacy, and overall potential and advantages, of our product candidates and our expected timing for data;
●	beliefs that we have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trial and eventual commercialization;
●	beliefs that we can obtain or manufacture adequate and timely supply of our product candidates for clinical trials or for commercial use, if approved;
●	expectations regarding the operation of our manufacturing facility and any plans for further renovation or expansion;
●	beliefs regarding and plans for our identified research priorities to advance our technologies;
●	plans to license additional intellectual property relating to our product candidates and expectations that we will be able to comply with our existing license agreements;
●	expectations that our cash will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2023 and that we will be able to obtain funding for our operations, including funding necessary to complete further development, clinical trials and, if approved, commercialization of our product candidates;
●	beliefs about the intellectual property rights of others and our ability to commercialize our products in light of such third-party rights;
●	beliefs about developments relating to cellular therapies, including red blood cell therapies;
●	expectations for competing therapies that are or become available;
●	plans for the commercialization of, and expectations for the market for, our product candidates, if approved;

i

●	our plans to research, develop and commercialize our product candidates;
●	our plans to attract collaborators with development, regulatory and commercialization expertise;
●	expectations to enter into agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	beliefs about the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	expectations for the impact of global economic and political developments on our business and on our clinical trials, including economic slowdowns or recessions that may result from the ongoing COVID-19 pandemic;
●	expectations for the rate and degree of market acceptance of our product candidates, if approved;
●	anticipated regulatory developments in the United States and foreign countries;
●	expectations that we will be able to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	estimates for expenses, future revenue, capital requirements and needs for, and ability to obtain, additional financing;
●	the expected impact of laws and regulations and legislative and regulatory changes;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; and
●	our expectations regarding our transition to a large accelerated filer and our loss of emerging growth company status.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;

●	we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;

●	our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially;

●	the successful development of cellular therapeutics, such as our investigational Red Cell Therapeutics, or RCTs, is highly uncertain;

●	our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;

●	the FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict;

●	clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;

●	our ongoing and planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

●	positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies or any future clinical trials of our product candidates;

●	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;

●	we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;

●	the effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials;

●	if we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED PLATFORM, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;

●	we intend to rely on patent and other rights and available regulatory exclusivities, including the status of our product candidates, if approved, as products eligible for reference product exclusivity under the Biologics Price Competition and Innovation Act, or BPCIA. If we are unable to obtain or maintain exclusivity and otherwise protect our intellectual property from the combination of these approaches, we may not be able to compete effectively in our markets;

●	third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED PLATFORM and other technologies;

●	our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;

●	we have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on contract manufacturing organizations for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful; and

●	we do not have extensive experience as a company managing a manufacturing facility.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$98,104	$225,848
Investments	78,413	—
Prepaid expenses and other current assets	3,526	3,975
Total current assets	180,043	229,823
Operating lease, right-of-use-asset	33,847	35,095
Property, plant and equipment, net	51,660	51,530
Restricted cash	1,573	1,573
Total assets	$267,123	$318,021
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,084	$11,572
Accrued expenses and other current liabilities	7,752	14,072
Operating lease liabilities	9,082	9,015
Total current liabilities	28,918	34,659
Long-term debt, net of discount	76,377	76,154
Other long-term liabilities	101	135
Operating lease liabilities, net of current portion	27,078	28,291
Total liabilities	132,474	139,239
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 90,186,626 and 90,063,770 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	90	90
Additional paid-in capital	864,046	855,710
Accumulated other comprehensive loss	(57)	—
Accumulated deficit	(729,430)	(677,018)
Total stockholders' equity	134,649	178,782
Total liabilities and stockholders' equity	$267,123	$318,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—
Operating expenses:
Research and development	38,299	27,677
General and administrative	12,563	13,240
Total operating expenses	50,862	40,917
Loss from operations	(50,862)	(40,917)
Other income (expense):
Interest income	48	26
Interest expense	(1,629)	(1,748)
Other income, net	31	309
Total other income (expense), net	(1,550)	(1,413)
Net loss	(52,412)	(42,330)
Net loss per share, basic and diluted	$(0.58)	$(0.51)
Weighted average common shares outstanding, basic and diluted	90,149,049	82,314,577

Comprehensive loss:
Net loss	$(52,412)	$(42,330)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	(57)	3
Comprehensive loss	$(52,469)	$(42,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(52,412)	$(42,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,260	8,642
Depreciation and amortization expense	1,559	1,496
Amortization (accretion) of premium (discount) on investments	(25)	61
Non-cash interest expense	204	693
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	287	(384)
Operating lease, right-of-use-asset	1,248	1,347
Accounts payable	124	(757)
Accrued expenses and other current liabilities	(5,200)	(6,325)
Other long-term liabilities	(34)	(34)
Operating lease liabilities	(1,146)	(1,148)
Net cash used in operating activities	(47,135)	(38,739)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,402)	(748)
Purchases of investments	(78,445)	—
Sales and maturities of investments	—	42,500
Net cash provided by (used in) investing activities	(80,847)	41,752
Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of commissions and underwriting discounts	—	188,000
Proceeds from issuance of common stock upon exercise of stock options and under employee stock purchase plan	76	5,908
Net cash provided by financing activities	76	193,908
Net increase (decrease) in cash, cash equivalents and restricted cash	(127,906)	196,921
Cash, cash equivalents and restricted cash at beginning of period	227,583	92,901
Cash, cash equivalents and restricted cash at end of period	$99,677	$289,822

Supplemental cash flow information:
Cash paid for interest	$1,425	$1,054
Cash paid for leases	$1,823	$1,901

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$1,257	$408
Offering costs included in accounts payable and accrued expenses	$—	$494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2021	90,063,770	$90	$855,710	$—	$(677,018)	$178,782
Issuance of common stock upon exercise of stock options	18,228	—	76	—	—	76
Vesting of restricted stock units	104,628	—	—	—	—	—
Stock-based compensation expense	—	—	8,260	—	—	8,260
Unrealized losses on investments	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(52,412)	(52,412)
Balances at March 31, 2022	90,186,626	$90	$864,046	$(57)	$(729,430)	$134,649

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balances at December 31, 2020	81,053,651	$81	$621,946	$4	$(480,471)	$141,560
Issuance of common stock, public offering, net of estimated issuance costs of $800	6,896,552	7	187,193	—	—	187,200
Issuance of common stock upon exercise of stock options	1,237,324	1	5,907	—	—	5,908
Stock-based compensation expense	—	—	8,642	—	—	8,642
Unrealized gains on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(42,330)	(42,330)
Balances at March 31, 2021	89,187,527	$89	$823,688	$7	$(522,801)	$300,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Rubius Therapeutics, Inc. (“Rubius” or the “Company”) is a biopharmaceutical company that is biologically engineering red blood cells into medicines, called Red Cell Therapeutics, for the treatment of cancer and autoimmune diseases. Rubius was incorporated in April 2013 as VL26, Inc. under the laws of the State of Delaware. In January 2015, the Company changed its name to Rubius Therapeutics, Inc.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $52.4 million for the three months ended March 31, 2022 and $196.5 million for the year ended December 31, 2021. As of March 31, 2022, the Company had an accumulated deficit of $729.4 million. The Company expects to continue to generate operating losses in the foreseeable future.

The Company has financed its operations to date primarily through proceeds from private placements, its IPO, the March 2021 Offering and borrowings under credit facilities. The Company has devoted substantially all of its financial resources and efforts to research and development, including preclinical studies and clinical trials, and developing manufacturing capabilities. The Company will need to raise additional funds through public or private equity financings, debt financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements to fund operations. The Company may not be able to obtain financing, or enter into collaboration or other arrangements, on acceptable terms, or at all. Furthermore, the terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The Company implemented certain cost reduction actions in April 2022, which are intended to focus its capital on advancing its cancer and autoimmune programs and technology platform. If the Company is unable to obtain additional funding, it will implement further cost reduction actions that delay, scale back or discontinue some or all of its research and development programs and technology platform activities in order to further extend its forecasted cash runway. These actions could adversely affect its business prospects. As of May 10, 2022, the issuance date of the interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments into the second half of 2023.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2022 and condensed consolidated results of operations for the three months ended March 31, 2022 and 2021 and the condensed consolidated cash flows for the three months ended March 31, 2022 and 2021 have been made. The Company’s condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of March 31, 2022, consisted of cash, money market accounts, U.S. government money market funds and U.S. government treasury bills. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Restricted Cash

As of March 31, 2022 and December 31, 2021, the Company maintained letters of credit for the benefit of the landlords of its leased properties totaling $1.6 million and $1.7 million, respectively. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet as of March 31, 2022. As of December 31, 2021, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet.

Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $99.7 million and $289.8 million for the three months ended March 31, 2022 and 2021, respectively, of which $1.6 million and $1.7 million was restricted cash, respectively.

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

3. Investments and Fair Value of Financial Assets and Liabilities

As of March 31, 2022, investments by security type consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government treasury bills (due within one year)	$78,470	$—	$(57)	$—	$78,413
	$78,470	$—	$(57)	$—	$78,413

The Company had no investments as of December 31, 2021.

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at March 31, 2022 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. government money market funds	$92,740	$—	$—	$92,740
Investments:
U.S. government treasury bills	—	78,413	—	78,413
	$92,740	$78,413	$—	$171,153

	Fair value measurements at December 31, 2021 using:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S government money market funds	$217,009	$—	$—	$217,009
	$217,009	$—	$—	$217,009

U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. government treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the three months ended March 31, 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2022.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$1,300	$1,300
Manufacturing facility	35,735	33,203
Manufacturing equipment	8,861	8,831
Laboratory equipment	17,907	17,501
Computer equipment	2,710	2,645
Furniture and fixtures	1,306	1,281
Leasehold improvements	570	444
Construction-in-progress	2,686	4,181
	71,075	69,386
Less: Accumulated depreciation and amortization	(19,415)	(17,856)
	$51,660	$51,530

In February 2022, the Company placed into service $2.5 million of property, plant and equipment related to renovations to expand the Smithfield, Rhode Island manufacturing facility’s production capacity and operating capabilities. As of December 31, 2021, these additions were not ready for their intended use and continued to be included in construction-in-progress.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$2,152	$7,451
Accrued external research and development expenses	3,065	2,713
Accrued manufacturing facility expenses	995	2,349
Accrued general and administrative expenses	710	889
Other	830	670
	$7,752	$14,072

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

The Loan Agreement contains financial covenants that require the Company to maintain either a certain minimum cash balance or a minimum market capitalization threshold. The Company was in compliance with all such financial covenants as of May 10, 2022. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of March 31, 2022, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2022 (nine months ending December 31)	$—
2023	—
2024	18,750
2025	37,500
2026 and thereafter	18,750
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

On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019. The Sales Agents may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. The Sales Agents will be entitled to receive 3.0% of the gross sales price per share of common stock sold pursuant to the Distribution Agreement. As of March 31, 2022, no shares of common stock have been issued and sold pursuant to the Distribution Agreement.

On March 18, 2021, the Company completed the March 2021 Offering, pursuant to which it issued and sold 6,896,552 shares of common stock. The aggregate net proceeds received by the Company from the March 2021 Offering were $187.2 million, after deducting underwriting discounts and commissions and other offering costs.

8. Stock-Based Compensation

Service-Based Stock Options

During the three months ended March 31, 2022, the Company granted options with service-based vesting conditions for the purchase of 2,455,341 shares of common stock with a weighted average exercise price of $6.74 per share and a weighted average grant-date fair value of $4.61 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$3,477	$2,531
General and administrative expenses	4,783	6,111
	$8,260	$8,642

As of March 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $61.0 million, which is expected to be recognized over a weighted average period of 2.6 years.

9. Commitments and Contingencies

License Agreement with the Whitehead Institute for Biomedical Research

The Company has a license agreement with the Whitehead Institute for Biomedical Research (“WIBR”), as amended, under which the Company has been granted an exclusive, sublicensable, nontransferable license under certain patent families related to the development of the Company’s red blood cell therapies (as amended, the “WIBR License”). The Company is obligated to pay WIBR annual license maintenance fees of less than $0.1 million, as well as patent-related costs, including legal fees, and low single-digit royalties based on annual net sales of licensed products and licensed services by the Company and its sublicensees. Based on the progress the Company makes in the advancement of products covered by the licensed patent rights, the Company is required to make aggregate milestone payments of up to $1.6 million upon the achievement of specified preclinical, clinical and regulatory milestones. In addition, the Company is required to pay to WIBR a percentage of the non-royalty payments that it receives from sublicensees of the patent rights licensed by WIBR. This percentage varies from low single-digit to low double-digit percentages and will be based upon the clinical stage of the product that is the subject of the sublicense. Royalties shall be paid by the Company on a licensed product-by-licensed product and country-by-country basis, beginning on the first commercial sale of such licensed product in such country until expiration of the last valid patent claim covering such licensed product in such country.

The Company has the right to terminate the WIBR License in its entirety, on a patent-by-patent or country-by-country basis, at will upon three months’ notice to WIBR. WIBR may terminate the agreement upon breach of contract or in the event of the Company’s bankruptcy, liquidation, insolvency or cessation of business related to the license.

401(k) Plan

In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three months ended March 31, 2022 and 2021, the Company made matching contributions of $0.4 million and $0.3 million, respectively.

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

10. Net Loss per Share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(52,412)	$(42,330)

Denominator:
Weighted average common shares outstanding, basic and diluted	90,149,049	82,314,577
Net loss per share, basic and diluted	$(0.58)	$(0.51)

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

	March 31,
	2022	2021
Unvested restricted common stock	1,188,074	724,854
Stock options to purchase common stock	19,428,320	17,416,717
	20,616,394	18,141,571

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

As such, the following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on February 25, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

As part of the American Association for Cancer Research Annual Meeting in April 2022, we presented updated clinical data from our ongoing Phase 1 arm of RTX-240 in patients with locally advanced or relapsed/refractory solid tumors, which we believe provides clinical validation for our RED PLATFORM and supports the development of our entire oncology pipeline of RCTs. We continue to enroll patients in our Phase 1 arm evaluating RTX-240 in combination with pembrolizumab in patients with advanced solid tumors and have added an additional cohort to evaluate the combination in patients with non-small cell lung cancer (NSCLC) and renal cell carcinoma (RCC) to inform a Phase 2 clinical trial. We plan to report initial clinical data for RTX-240 in combination with pembrolizumab in advanced solid tumors and data from the initial NSCLC and RCC patients enrolled in the expansion cohort during the second half of 2022. In January 2022, we began dosing patients in the Phase 1/2 clinical trial of RTX-224, our second broad immune agonist, for the treatment of patients with certain relapsed/refractory or locally advanced solid tumors, including non-small cell lung cancer, cutaneous melanoma, head and neck squamous cell carcinoma, urothelial (bladder) carcinoma and triple-negative breast cancer. We expect to report initial clinical results from the Phase 1 clinical trial of RTX-224 by year-end 2022 or during the first quarter of 2023.

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

We continue to advance our manufacturing capabilities and achieved significant manufacturing milestones, including successfully scaling our manufacturing to 200L bioreactors in support of a potential future pivotal trial for RTX-240 and potential commercialization, as of April 2022. This results in a process at a scale four times our previous 50L bioreactor process. We continue to provide uninterrupted clinical supply for the RTX-240 clinical trial, the Phase 1 RTX-321 trial and the Phase 1 RTX-224 trial. We have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trial and eventual commercialization.

Highlights of our clinical product candidates, RTX-240, RTX-321 and RTX-224 are described further below.

Broad Immune Stimulation for the Treatment of Cancer

RTX-240

In April 2022, we announced updated clinical data from the ongoing Phase 1/2 clinical trial of monotherapy RTX-240 in advanced solid tumors that we believe provides clinical validation of the RED PLATFORM’s potential ability to mimic the human immune system and stimulate adaptive and innate immunity to generate clinical responses in cancer patients with refractory disease. RTX-240 is an allogeneic, off-the-shelf cellular therapy product candidate that is engineered to simultaneously present hundreds of thousands of copies of the costimulatory molecule 4-1BB ligand (4-1BBL) and IL-15TP (trans-presentation of IL-15 on IL-15Rα) in their native forms. RTX-240 is designed to broadly stimulate the immune system by activating and expanding both NK and CD8+ memory T cells to generate a potent anti-tumor response.

The data reported in April 2022 at the American Association for Cancer Research Annual Meeting included initial safety (n=34) and efficacy (n=27) data from the monotherapy RTX-240 Phase arm in relapsed/refractory or locally advanced solid tumors. Nine dose cohorts were completed at the time of the data cutoff on March 4, 2022. Enrollment continues in the 5e10 Q3W dose cohort.

As of the cutoff date, disease control was observed in 10 patients (1 partial response, 2 unconfirmed partial responses and 7 with stable disease), 9 of whom had previously experienced disease progression on prior anti-PD-1/anti-PD-L1 therapy.

There were three best responses of partial response (PR) in NSCLC, anal cancer and uveal melanoma patients:

●	an unconfirmed PR (uPR) with 41% decrease of all target lesions and a notable decrease of an external protruding chest wall mass in a patient with NSCLC whose disease had progressed on prior anti-PD-L1 therapy;
●	a confirmed PR with a 54% reduction in the target lesions in a patient with metastatic anal cancer whose disease had progressed on anti-PD-L1 therapy; and
●	a uPR with 100% decrease of the target hepatic lesion and resolution of multiple non-target hepatic lesions in a patient with metastatic uveal melanoma whose disease had progressed on anti-PD-1 therapy.

Amount the patients with stable disease (SD), there were 3 with metastatic NSCLC and 2 with RCC across the 3e10 cohorts, supporting the Company’s decision to expand the Phase 1 arm of RTX-240 plus pembrolizumab to NSCLC and RCC patients. One patient each with NSCLC and RCC remained on monotherapy treatment with SD greater than 6 months as of the cutoff date.

As of the cutoff date, RTX-240 has been shown to have been generally well tolerated with no treatment-related or investigator-identified immune-related Grade 3/4 adverse events (AEs) and no dose-limiting toxicities.

Based on the totality of clinical, tolerability and pharmacodynamic data, a recommended monotherapy Phase 2 dose of 5e10 cells administered every 3 weeks was selected. This dose will be further explored in the combination expansion cohort of NSCLC and RCC patients. Enrollment continues in the monotherapy arm of the trial at the recommended Phase 2 dose of 5e10 cells administered every 3 weeks.

In April 2022, we also announced final clinical results from the Phase 1 arm of monotherapy RTX-240 in relapsed/refractory AML. As of the cutoff date of March 4, 2022, seventeen patients were enrolled across 4 dose levels. No DLTs were observed and there were 3 treatment-related Grade 3/4 adverse events. There were no investigator-

reported immune-related AEs. Five patients had SD greater than 3 months, and 1 patient had a significant blast count reduction (53% to 6%).

In this study, RTX-240 showed activation and expansion of NK and T cells with favorable safety results, which continues to support the proposed mechanism of action of RTX-240. Based on these data, we believe RTX-240 could improve outcomes for AML patients when used as maintenance therapy for patients in remission following high-dose chemotherapy and/or stem cell transplantation and that we have established the necessary foundation to evaluate RTX-240 in the maintenance setting for the treatment of AML. However, to focus our resources on advancing RTX-240 in combination with pembrolizumab in NSCLC and RCC, we do not plan to pursue a separate clinical trial in AML in the near-term.

In June 2021, we began dosing patients in the arm of our RTX-240 clinical trial that is evaluating RTX-240 as a combination therapy with pembrolizumab for the treatment of patients with relapsed/refractory or locally advanced solid tumors. We believe that RTX-240, with its mechanism of action as a broad immune agonist, may have synergy with immune checkpoint inhibition and could potentially overcome resistance to PD-1 inhibition. Based on the updated clinical results from the ongoing Phase 1 arm of monotherapy RTX-240 in advanced solid tumors, we expanded the Phase 1 arm of RTX-240 in combination with pembrolizumab to evaluate the combination in up to 20 patients with NSCLC and RCC to inform a Phase 2 clinical trial. Patients with two or fewer prior treatment regimens in the metastatic setting are eligible for the trial. If patients previously have received a PD-1/PD-L1 regimen, a prior response of either SD ≥6 months, PR or complete response is required. We expect to report initial clinical results from this arm of the ongoing Phase 1/2 clinical of RTX-240 in advanced solid tumors and data from the initial enrolled NSCLC and RCC patients during the second half of 2022.

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

In January 2022, we began dosing patients in the Phase 1/2 clinical trial of RTX-224 for the treatment of patients with certain relapsed/refractory or locally advanced solid tumors, including non-small cell lung cancer, cutaneous melanoma, head and neck squamous cell carcinoma, urothelial (bladder) carcinoma and triple-negative breast cancer. We expect to report initial clinical results from the Phase 1 trial by year-end 2022 or during the first quarter of 2023.

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

In May 2022, we announced that given the additional investment required to dose escalate and the eventual need for a companion diagnostic for patient selection for RTX-321, we are focusing our resources at this time on advancing our broad agonism approach with RTX-240 and RTX-224. We believe RTX-321 has shown promising pharmacodynamic effects with dramatic expansion of CD4+ T cells observed, which is one of the key cells involved in the mechanism by which IL-12 stimulates a broad anti-tumor response. Importantly, RTX-321 was generally well tolerated with no dose-limiting toxicities and no treatment-related AE’s, giving us confidence that we may be able to safely exploit IL-12’s potent anti-tumor activity with RTX-224, which expresses higher copy numbers of IL-12 on the cell surface than does RTX-321.

Three dose cohorts were completed (n=9) with one patient with anal squamous cell carcinoma with SD ongoing at 16 weeks at the highest dose cohort to date of 1e10 administered every three weeks. Prior to enrollment, the patient experienced disease progression on anti-PD-1 therapy. Consistent with the combined mechanism of action of IL-12 and 4-1BBL, increases in activated CD4+ T cells, activated CD8+ T cells and activated NK cells were observed at the higher dose levels.

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

To more efficiently develop new RCTs designed to treat different diseases, we modify one of our initial manufacturing steps in which we add a gene or genes of interest that encode biotherapeutic proteins within the cell or on the cell surface. Using this approach, we have expressed more than 1,000 different therapeutic proteins since platform inception. This programmable process allows for the repeated generation of product candidates and enables us to leverage common CMC and toxicology data packages across our therapies.

Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, we acquired, renovated and operationalized a manufacturing facility in Smithfield, RI, which is currently providing cGMP supply for our ongoing Phase 1 clinical trials: RTX-240 in advanced solid tumors, RTX-240 in combination with pembrolizumab and RTX-224 in advanced solid tumors.

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

We have recently achieved the following manufacturing milestones:

●	successfully scaled our manufacturing to 200L bioreactors in support of a potential future pivotal trial for RTX-240 and potential commercialization. This results in a process at a scale four times our previous 50L bioreactor process;
●	increased cells produced per batch in 50L bioreactors by four times that of 2020, enabling uninterrupted clinical supply for three Phase 1 arms of the RTX-240 clinical trial; and
●	introduced frozen drug substance for RTX-224, potentially enabling inventory storage for more than two years.

Additional accomplishments include:

●	greater than 90% lot success rate for RTX-240 and RTX-321 clinical supply in the 50L bioreactor;
●	hundreds of doses administered across all three arms of our RTX-240 Phase 1/2 trial, RTX-321 Phase 1 trial and RTX-224 Phase 1/2 trial;
●	high transduction efficiency, with greater than 90% of cells transduced with therapeutic proteins; and
●	highly consistent protein expression (dual or triple).

We have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trial and eventual commercialization.

Funding Overview

Since our inception, we have focused substantially all of our resources on building our proprietary RED PLATFORM, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and with proceeds from our public offerings.

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

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $52.4 million for the three months ended March 31, 2022 and $196.5 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $729.4 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public and private equity financings, debt financings, borrowings under our credit facility, collaborations, strategic alliances and marketing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. We implemented certain cost reduction actions in April 2022, which are intended to focus our capital on advancing our cancer and autoimmune programs and technology platform. If we are unable to obtain additional funding, we will implement further cost reduction actions that delay, scale back or discontinue some or all of our research and development programs and technology platform activities in order to further extend our forecasted cash runway. These actions could adversely affect our business prospects. As of May 10, 2022, the issuance date of the interim condensed consolidated financial statements, we expect that our cash, cash equivalents and investments will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2023.

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

See “—Liquidity and Capital Resources.”

Impact of the Ongoing COVID-19 Pandemic

Since March of 2020 and throughout the ongoing COVID-19 pandemic, we have implemented various precautionary measures to protect the health and safety of our employees, partners and prospective clinical trial participants, to comply with applicable national, state and local governmental orders, proclamations and/or directives in effect at any time aimed at minimizing the spread of COVID-19 and to minimize disruption to our operations. Such measures have included, at certain times, the elimination of business travel, shifting to remote work wherever possible and implementing rotating laboratory work schedules to reduce the number of people onsite at our facilities, advance ordering of certain raw materials impacted by delays in the global supply chain, as well as working with our external partners and clinical sites to utilize virtual clinical trial site training and monitoring, minimizing patient visits and instituting telemedicine to minimize patient exposure. We will continue to use these, and other precautionary measures, as required until such time as the ongoing COVID-19 pandemic, including any subsequent outbreak whether or not due to emerging variants thereof, is contained.

While the ongoing COVID-19 pandemic has impacted manufacturing, supply chain and clinical trial activities worldwide, including those of our suppliers, vendors and clinical trial sites, these disruptions have not significantly impacted our results of operations to date. The ultimate impact on our operations, however, is unknown and will depend on future developments, such as the duration, spread and intensity of the pandemic, among others, which are highly uncertain and cannot be predicted with confidence. In particular, global developments concerning COVID-19, including the identification of new strains of coronavirus, and the magnitude of interventions to contain the spread of viruses, such as government-mandated quarantines, shelter-in-place mandates, restrictions on travel, shutdowns for non-essential businesses, requirements regarding social distancing, impact of government-imposed restrictions on the global supply chain, including through use of the Defense Production Act, distribution of vaccines and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the ongoing COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our drug discovery efforts, and the development and manufacturing of our product candidates, which include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;

●	expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;
●	the cost of developing and scaling our manufacturing process and manufacturing product candidates for use in our preclinical studies and clinical trials, including those produced in our manufacturing facility as well as components that are produced under agreements with third parties, such as consultants, contractors and any contract manufacturing organizations, or CMOs, that we may engage;
●	laboratory supplies and research materials;
●	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
●	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Our direct research, manufacturing and development expenses are tracked on a program-by-program basis for clinical candidates. These consist mostly of fees, reimbursed materials, testing and other costs paid to consultants, contractors, CMOs and CROs, as well as the cost of materials incurred for internal manufacturing. In addition, we allocate the cost of operating our manufacturing facility to research and development program costs, consisting of associated personnel costs, other than stock-based compensation expense, and manufacturing facility costs, including depreciation. We do not allocate costs associated with our platform development, early-stage research and shared research and development, including associated personnel costs, laboratory supplies, non-manufacturing facilities expenses and other indirect costs, to research and development programs, because these costs are deployed across multiple programs and our technology platform and, as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later stage clinical trials. Therefore, we have reduced preclinical and other development activities to advance our current clinical programs. As a result, we expect research and development expenses related to those preclinical and other development activities to decrease while we focus on achieving clinical endpoints. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of preclinical and clinical development activities;
●	the number and scope of preclinical and clinical programs we decide to pursue;
●	our ability to raise the additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current research and development programs and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;

●	the continued impact of the ongoing COVID-19 pandemic on our operations;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of specialty raw materials for use in production of our product candidates;
●	our ability to consistently manufacture our product candidates for use in clinical trials;
●	our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	our ability to successfully commercialize our product candidates, if and when approved;
●	our ability to obtain and maintain third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
●	competition with other products; and
●	a continued acceptable safety profile of our therapies following approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	38,299	27,677	10,622
General and administrative	12,563	13,240	(677)
Total operating expenses	50,862	40,917	9,945
Loss from operations	(50,862)	(40,917)	(9,945)
Other income (expense):
Interest income	48	26	22
Interest expense	(1,629)	(1,748)	119
Other income, net	31	309	(278)
Total other income (expense), net	(1,550)	(1,413)	(137)
Net loss	$(52,412)	$(42,330)	$(10,082)

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Research and development program expenses:
Rare disease	$—	$197	$(197)
Cancer	17,011	11,742	5,269
Platform development, early-stage research and unallocated expenses:
Personnel-related	8,832	6,388	2,444
Stock-based compensation expense	3,477	2,531	946
Contract research and development	2,605	1,328	1,277
Laboratory supplies and research materials	2,725	1,759	966
Facility related and other	3,649	3,732	(83)
Total research and development expenses	$38,299	$27,677	$10,622

Research and development expenses were $38.3 million for the three months ended March 31, 2022, compared to $27.7 million for the three months ended March 31, 2021. The increase in direct costs of $5.3 million related to RTX-240, RTX-321 and RTX-224, was principally related to clinical research organization, or CRO, costs and internal manufacturing costs incurred in connection with all three programs. We have prioritized the advancement of clinical endpoints and, therefore, expect these costs to decrease in future periods. Platform development, early-stage research and unallocated expenses increased by $5.6 million principally due to increases of $2.4 million in personnel-related costs and $0.9 million in stock-based compensation related to the increase in headcount to support our expanded operations. Additionally, increases of $1.3 million in contract research and development and $1.0 million in laboratory supplies and research materials are related to drug discovery activities and platform development.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Personnel-related	$3,486	$3,125	$361
Stock-based compensation expense	4,783	6,111	(1,328)
Professional and consultant fees	2,632	2,275	357
Facility related and other	1,662	1,729	(67)
Total general and administrative expenses	$12,563	$13,240	$(677)

General and administrative expenses were $12.6 million for the three months ended March 31, 2022, compared to $13.2 million for the three months ended March 31, 2021. The decrease in general and administrative expenses of $0.7 million was primarily due to a decrease in stock-based compensation expense of $1.3 million, which was driven by stock option awards that fully vested during the third quarter of 2021. The reduction in stock-based compensation was offset by an increase in personnel-related expenses of $0.4 million driven by additions to headcount in our general and administrative function and an increase in professional and consultant fees of $0.4 million resulting primarily from additional costs to support operations as a public company.

Interest Income

Interest income was less than $0.1 million for the three months ended March 31, 2022, compared to less than $0.1 million for the three months ended March 31, 2021. The change in interest income was not significant during the period.

Interest Expense

Interest expense was $1.6 million for the three months ended March 31, 2022, compared to $1.7 million for the three months ended March 31, 2021. The change in interest expense was not significant during the period.

Other Income, Net

Other income, net was less than $0.1 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. The decrease in other income, net was due to the expiration of our sublease agreement in the third quarter of 2021, concurrent with the expiration of the associated lease.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock, with the issuance of debt, with proceeds from our IPO and, most recently, with proceeds from our March 2021 Offering, described and defined further below. As of March 31, 2022, we had cash, cash equivalents and investments of $176.5 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement, which was amended in June 2021, which provides for aggregate borrowings of up to $75.0 million. As of March 31, 2022, $75.0 million is outstanding under the agreement and principal payments commence in July 2024. In March 2021, we completed the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(47,135)	$(38,739)
Cash provided by (used in) investing activities	(80,847)	41,752
Cash provided by financing activities	76	193,908
Net increase in cash, cash equivalents and restricted cash	$(127,906)	$196,921

Operating Activities

During the three months ended March 31, 2022, operating activities used $47.1 million of cash, primarily resulting from our net loss of $52.4 million, offset by net non-cash charges of $10.0 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the three months ended March 31, 2022 consisted of a $6.3 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by a decrease in prepaid expenses and other current assets and operating lease, right-of-use asset of $1.5 million.

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

Investing Activities

During the three months ended March 31, 2022, net cash used in our investing activities was $80.8 million, consisting of purchases of investments of $78.4 million and purchases of property, plant and equipment of $2.4 million. Our cash purchases of property, plant and equipment primarily relate to renovation expenditures incurred at our manufacturing facility in Smithfield, Rhode Island.

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

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities of $0.1 million consisted of proceeds received from issuance of common stock upon exercise of stock options of $0.1 million.

During the three months ended March 31, 2021, net cash provided by financing activities of $193.9 million consisted primarily of proceeds of $188.0 million, net of commissions and underwriting discounts, and proceeds received from issuance of common stock upon exercise of stock options of $5.9 million from the Offering completed in March 2021.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

	(in thousands)
Operating lease commitments (1)	$44,298	$9,082	$15,097	$7,873	$12,246
Debt obligations (2)	97,739	5,700	38,813	53,226	—
Total	$142,037	$14,782	$53,910	$61,099	$12,246

(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under two operating lease agreements that expire in January 2027 and August 2028, respectively.

(2)Amounts in table reflect the contractually required principal and interest payments payable under the Loan Agreement. For purposes of this table, the interest due under the Loan Agreement was calculated using an assumed interest rate of 8.86% per annum, which was the interest rate in effect as of March 31, 2022.

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

The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such financial covenants as of March 31, 2022. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than our intellectual property.

Common Stock Sales Agreement

On August 1, 2019, we entered into a Distribution Agreement, or the Distribution Agreement, with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Sales, if any, of the Company's shares of common stock will be made primarily in “at-the-market” offerings, as defined in Rule 415 under the Securities Act. The shares of common stock will be offered and sold pursuant to our registration statement on

Form S-3 and a related prospectus supplement, both filed with the SEC on August 1, 2019. We intend to use substantially all of the net proceeds from any sale of shares of the Company's common stock for working capital and other general corporate purposes. There have been no shares of the Company's common stock sold under the Distribution Agreement as of March 31, 2022.

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

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public and private equity financings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. We implemented certain cost reduction actions in April 2022, which are intended to focus our capital on advancing our cancer and autoimmune programs and technology platform. If we are unable to obtain additional funding, we will implement further cost reduction actions that delay, scale back or discontinue some or all of our research and development programs and technology platform activities in order to further extend our forecasted cash runway. These actions could adversely affect our business prospects.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, we had cash, cash equivalents and investments of $176.5 million, which consisted of cash, money market accounts, U.S. government money market funds and U.S. treasury bills. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of March 31, 2022, we had $75.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Australia and China. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s discussion and analysis of financial condition and results of operations,” and in our other filings with the Securities and Exchange Commission. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks related to our financial condition and capital requirements

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the three months ended March 31, 2022 and 2021, we reported net losses of $52.4 million and $196.5 million, respectively. As of March 31, 2022, we had an accumulated deficit of $729.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of March 31, 2022, we had $176.5 million of cash, cash equivalents and investments. As of May 10, 2022, the issuance date of the interim condensed consolidated financial statements, we expect that our cash, cash equivalents and investments will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and scope of activities associated with development of our product candidates is highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

●	the preclinical and clinical development plans we establish for our product candidates, including any changes to such plans, such as our recently announced planned expansion of the ongoing Phase 1 arm of the Phase 1/2 clinical study of RTX-240 in combination with pembrolizumab to patients with non-small cell lung cancer, or NSCLC, and renal small cell carcinoma, or RCC;

●	the number and characteristics of product candidates that we develop or may in-license;

●	the terms of any collaboration agreements we may choose to conclude;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the effect of competing technological and market developments;

●	the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;

●	the cost and timing of establishing, expanding and scaling manufacturing capabilities; and

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

Accordingly, until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we will need to seek additional funding in connection with our continuing operations and business objectives and expect to finance our operations through a combination of public and private equity financings, debt financings, borrowings under credit facilities, collaborations, strategic alliances and marketing, distribution and licensing arrangements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any of our approved drugs or drug candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. We implemented certain cost reduction actions in April 2022, which are intended to focus our capital on advancing our cancer and autoimmune programs and technology platform. If we are unable to obtain additional funding, we will implement further cost reduction actions that delay, scale back or discontinue some or all of our research and development programs and technology platform activities in order to further extend our forecasted cash runway. These actions could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million (as of March 31, 2022) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the registration statement (or otherwise) would result in dilution of our stockholders and could have a negative impact on our stock price.

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

Our loan and security agreement with SLR Investment Corp. (formerly Solar Capital Ltd.), or the Loan Agreement, is collateralized by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of March 31, 2022, we have borrowed $75.0 million.

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

Geopolitical developments, such as the Russian invasion of Ukraine or deterioration in the bilateral relationship between the United States and China, may impact government spending, international trade and market stability, and cause weaker macro-economic conditions. The impact of these developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results. Certain political developments may also lead to uncertainty to regulations and rules that may materially affect our business. For example, Brexit could result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of our product candidates that may in the future be developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our product candidates receive regulatory approval, if any, in the United Kingdom, the European Union and elsewhere.

As of March 31, 2022, we had cash, cash equivalents and investments of $176.5 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We are early in our development efforts for our lead oncology product candidates, RTX-240 and RTX-224, each in Phase 1 clinical trials. We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. All of our programs require additional preclinical research and development, clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA or certain other health regulatory agencies, such as the EMA, before we may commercialize any product. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur.

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-224 and others that may be selected from our preclinical programs. We are currently dosing patients in the ongoing Phase 1/2 trial of RTX-240 in advanced solid tumors (including the Phase 1 arm of RTX-240 in combination with pembrolizumab, which was recently expanded to patients with NSCLC and RCC) and the Phase 1/2 trial of RTX-224 for the treatment of advanced solid tumors. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240 and RTX-224, as our first oncology clinical programs, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

All of our product candidates are in the early stages of development and will require additional nonclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because RTX-240 and RTX-224 are our most advanced current product candidates, if any such product candidates encounter safety, efficacy, supply or manufacturing problems, developmental or unexpected delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

The successful development of cellular therapeutics, such as our investigational RCTs, is highly uncertain.

Successful development of cellular therapeutics, such as our Red Cell Therapeutics, or RCTs, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Cellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

Our RCT technology is relatively new and no products based on biologically engineered red blood cells have been approved to date in the United States, the United Kingdom, or the European Union. As such, it is difficult to accurately predict the challenges we may experience with our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These and other regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Regulatory authorities in different jurisdictions do not always agree on required nonclinical or clinical data or other requirements for product development and approval and may provide contradictory guidance, thus potentially further complicating or delaying product development or approval. Additionally, any delays in the regulatory approval process resulting from the ongoing COVID-19 pandemic could increase our costs and negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of nonclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a marketing authorization application, or MAA, to the EMA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether any of our planned clinical trials will begin or, if any clinical trials we have commenced or will commence in the future, will be completed on schedule, if at all.

In addition, certain of our product candidate development programs contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize certain of our product candidates, if approved. We may experience numerous unforeseen events that could delay or prevent our ability to initiate or complete our preclinical or nonclinical testing and studies or our clinical trials, receive marketing approval or launch and commercialize our product candidates, including:

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

Additionally, some of the clinical trials we conduct may be open label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our studies of RTX-240 and RTX-224 include an open-label dosing design, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Certain of our current product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications, or subsequent protocol amendments, for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing testing and clinical trials to begin or proceed, or that, once begun, issues will not arise that lead to the suspension or termination of such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or similar application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

Our ongoing and planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. As is the case with many treatments for cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. For example, our RCTs are produced from O negative donor blood stem cells and we believe can therefore be used as allogeneic therapies in approximately 95% of patients. However, following repeated dosing, some patients may develop antibodies to blood antigens on our RCTs. These antibodies could reduce the efficacy of our RCTs or result in undesirable side effects.

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

Our clinical trials will compete with other clinical trials of product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Additionally, since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of investigators who are available for our clinical trials in such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional or newly launched competitive therapies, rather than enroll patients in any future clinical trial. For example, we experienced patient enrollment challenges in our Phase 1 clinical trial of RTX-321, likely as a result of the impacts of the ongoing COVID-19 pandemic on staffing and site activation in general, alongside more competition for patient enrollment. Although the overall impact has been minimal, if competition for patient enrollment continues to increase, including as a result of prolonged impacts from the COVID-19 pandemic, our clinical trial timing could be delayed.

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

We expect to develop RTX-240 RTX-224, and potentially future product candidates, alone and in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of our product candidates.

We intend to develop RTX-240, RTX-224 and likely other product candidates alone and in combination with one or more cancer therapies, both approved and unapproved. For example, we are conducting an ongoing Phase 1/2 clinical study of RTX-240 in combination with pembrolizumab in NSCLC patients and RCC patients. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs for indications other than cancer. Similarly, if the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate RTX-240, RTX-224 or any future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell RTX-240, RTX-224 or any other product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks similar to the ones described for our products currently in development and clinical trials that result from the fact that such cancer therapies are unapproved, such as the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with RTX-240, RTX-224 or any other product candidate we develop, we may be unable to obtain approval of or market RTX-240, RTX-224 or any such other product candidate.

We may expend our resources to pursue a particular product candidate or indication and forgo the opportunity to capitalize on product candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for regulatory approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates, as we have done with RTX-134 and RTX-321, or for other indications that may prove to have greater commercial potential, such as our decision not to pursue a separate clinical trial of RTX-240 in AML patients and focus our resources on advancing RTX-240 in combination with pembrolizumab in NSCLC and RCC.

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

Outside of RBC-based competition, there are a number of companies competing in our target therapeutic areas. Within oncology, multiple large and small companies are developing novel immune stimulatory agents, such as Nektar Therapeutics, which is developing a polymer-conjugated IL-15, and Genmab, which is developing a bispecific antibody targeting PD-L1 and 4-1BB. Others are developing activated and engineered NK cell product candidates as cancer therapeutics against both hematologic and solid tumor malignancies, such as Fate Therapeutics. Many companies are developing therapies to generate antigen-specific immune responses against HPV-positive cancers, such as BioNTech SE using RNA and Inovio Pharmaceuticals, Inc. using DNA-based therapy. Finally, multiple companies are developing novel approaches to restore immune tolerance, such as Anokion SA, which is developing engineered proteins for celiac disease, Type 1 diabetes and multiple sclerosis, Cour Pharmaceuticals, which is developing nanoparticle technology for the treatment of celiac disease and Type 1 diabetes, and Cellerys AG, which is developing a peptide-coupled cell therapy for the treatment of multiple sclerosis.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness in domestic or foreign markets, including weaknesses caused by geopolitical instability;

●	rising inflation in the economies in which we operate, which could increase our cost of labor, clinical trial costs, supply costs, manufacturing costs, and other operating expenses;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism or global pandemics, including but not limited to, the ongoing COVID-19 pandemic.

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

As of April 30, 2022, we had 230 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David R. Epstein, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Jose Carmona, our Chief Financial Officer, Laurence Turka, our Chief Scientific Officer and Head of Research & Translational Medicine and Dannielle Appelhans, our Chief Operating Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

Further, despite the implementation of security measures, the internal computer systems of our CROs, any future CMOs and other contractors and consultants are likewise subject to such vulnerabilities. While we have not experienced any such material system failure or security breach to date (and while we are not aware of such a failure or breach at any of such third parties), if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our or their development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on outside vendors to supply raw materials and other important components, such as CD34+ precursor cells and lentiviral vectors, which are used to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission practices, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business — Government Regulation — Other healthcare laws” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for one or more of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for any of our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

The success of our product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the section entitled, “Business — Government Regulation — Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestically and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches to protect public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, implementing safeguards to keep personal information secure, having data processing agreements with third parties who process personal information, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal information, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States (as discussed below). It substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10 million Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20 million Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

In addition, further to the United Kingdom's, or the UK’s, exit from the European Union on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK is now regarded as a third country under the GDPR, but the European Commission has adopted a decision on June 28, 2021 recognizing the UK as providing adequate protection under the GDPR for a four-year period (until June 27, 2025). Similarly, the UK has determined that it considers all of the E.U. and EEA Member States to be adequate for the purposes of data protection. This ensures that data flows between the UK and the E.U. and EEA remain unaffected.

If we begin conducting trials in the EEA or the UK, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States in compliance with European data protection laws including the GDPR and UK GDPR. The (UK) GDPR imposes strict rules on the transfer of personal data to countries outside the EEA and the UK. For example, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the E.U.-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA.

On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA (and not subject to the GDPR). The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the UK. To the extent we transfer personal data from clinical trials in the EEA or the UK in the future, we will be required to implement these new forms of transfer mechanisms.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section entitled, “Business — Government Regulation — Current and future healthcare reform legislation” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, RED PLATFORM and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. For example, although we own issued patents related to RTX-240 and RTX-224, there can be no assurance that we will secure issued patents for additional product candidates. We have filed or intend to file patent applications directed to the composition of matter of our product candidates and various processes of our RED PLATFORM; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Although we have secured issued United States composition of matter patents related to RTX-240 and RTX-224, we cannot be certain that the claims in our pending patent applications covering the composition of matter of all of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to our product candidates and RED PLATFORM, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates and RED PLATFORM could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We intend to rely on patent and other rights and available regulatory exclusivities, including the status of our product candidates, if approved, as products eligible for reference product exclusivity under the BPCIA. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.

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

Even if we cannot obtain and maintain effective protection of exclusivity from our intellectual property rights and regulatory efforts, including patent protection, data exclusivity or orphan drug exclusivity for our product candidates, we believe that our product candidates could be protected, if approved, by reference product exclusivity under the BPCIA that prevents approval of a biosimilar product in the United States for a period of twelve years from the time the product to which it claims similarity was first approved. However, the BPCIA created an elaborate and complex patent dispute resolution mechanism for biosimilar applicants that poses a risk that patent infringement litigation may disrupt our activities and add increased expenses, as well as divert management’s attention. If a biosimilar version of one of our product candidates were approved in the United States, it could have a negative effect on our business.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

With respect to our patent portfolio, as of March 31, 2022, most of the patent rights that we own or in-license are currently pending patent applications, except that we own 14 issued U.S. patents and we have three in-licensed U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that we own or license may be challenged in the courts or patent offices in the U.S. and abroad. We or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates, RED PLATFORM technologies or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, which challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates,

RED PLATFORM and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under the WIBR License, WIBR controls prosecution of the patent rights licensed to us, and we control enforcement of the patent rights. We cannot be certain that our in-licensed patent applications (and any patents issuing therefrom) that are controlled by our licensors will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents rights, or lose rights to those patent applications (or any patents issuing therefrom), the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates and RED PLATFORM technologies that are the subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. Moreover, we cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, even where we have the right to control patent prosecution of patents and patent applications, we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution. Finally, subject to the terms of any such license agreements, the licensor may be able to terminate the license without our consent. For example, under the WIBR License, WIBR may terminate the WIBR License upon written notice to us if we, along with our affiliates and sublicensees, cease to carry on business related to the WIBR License for more than six months. WIBR may also terminate the WIBR License for our material breach that remains uncured for sixty days after receiving notice thereof, if we fail to pay amounts due under the agreement within thirty days after receiving notice of such failure, or if we challenge the validity or enforceability of any of the licensed patent rights.

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

Filing, prosecuting, and defending patents on our product candidates, RED PLATFORM technologies and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We currently rely on outside vendors to supply raw materials and other important components, such as CD34+ precursor cells and lentiviral vectors, which are used to manufacture our product candidates. We have only recently begun clinical scale manufacturing and have not reached commercial scale manufacturing capabilities. We may not be able to manufacture sufficient materials to meet clinical demand for all of our product candidates and may not reach commercial scale for any of our product candidates. We will make changes as we work to optimize the manufacturing process for our product candidates, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

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

In July 2018, we purchased a 135,000 square foot manufacturing facility located in Smithfield, Rhode Island as an alternative, or in addition, to our reliance on CMOs for the manufacture of our product candidates. As of January 2020, this manufacturing facility is operational and is expected to provide cGMP materials for clinical supply and, ultimately, commercial product upon regulatory approval. We are currently providing cGMP supply for our ongoing RTX-240 and RTX-224 cancer clinical trials from this site.

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

The trading price of our common stock has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, and other risk factors beyond our control, including:

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

In recent years, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $1.18 per share and as high as $38.71 per share through April 29, 2022.

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

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

RUBIUS THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)