Form 10-Q
period 2022-06-30
Rubius Therapeutics, Inc.
filed 2022-08-09
CIK 1709401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2022, the registrant had 90,357,032 shares of common stock, $0.001 par value per share, outstanding.
2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s belief and assumptions and on information currently available to our management. These statements reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, results of preclinical studies or clinical trials and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements involve various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•expectations regarding the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation, enrollment in and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•plans to advance product candidates into or successfully complete any clinical trial;

•beliefs about data results and analyses, including what early data demonstrates or suggests, as well as expectations regarding the safety and efficacy, and overall potential and advantages, of our product candidates and our expected timing for data;

•beliefs that we have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trial and eventual commercialization;

•beliefs that we can obtain or manufacture adequate and timely supply of our product candidates for clinical trials or for commercial use, if approved;

•expectations regarding the operation of our manufacturing facility and any plans for further renovation or expansion;

•beliefs regarding and plans for our identified research priorities to advance our technologies;

•plans to license additional intellectual property relating to our product candidates and expectations that we will be able to comply with our existing license agreements;

•expectations that our cash will be sufficient to fund our operating expenses, capital expenditure requirements and debt service payments into the second half of 2023 and that we will be able to obtain funding for our operations, including funding necessary to complete further development, clinical trials and, if approved, commercialization of our product candidates;

•beliefs about the intellectual property rights of others and our ability to commercialize our products in light of such third-party rights;

•beliefs about developments relating to cellular therapies, including red blood cell therapies;

•expectations for competing therapies that are or become available;

•plans for the commercialization of, and expectations for the market for, our product candidates, if approved;

•our plans to research, develop and commercialize our product candidates;

•our plans to attract collaborators with development, regulatory and commercialization expertise;

•expectations to enter into agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

i

•beliefs about the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•expectations for the impact of global economic and political developments on our business and on our clinical trials, including economic slowdowns or recessions that may result from the ongoing COVID-19 pandemic;

•expectations for the rate and degree of market acceptance of our product candidates, if approved;

•anticipated regulatory developments in the United States and foreign countries;

•expectations that we will be able to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•estimates for expenses, future revenue, capital requirements and needs for, and ability to obtain, additional financing;

•the expected impact of laws and regulations and legislative and regulatory changes; and

•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

•we do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern;
•if we are able to continue our operations beyond the near term, we will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts and other operations;
•we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;
•we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;
•we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;
•our business is highly dependent on the success of our initial product candidates targeting cancer and autoimmune diseases. All of our product candidates will require significant additional nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially;
•the successful development of cellular therapeutics, such as our investigational Red Cell Therapeutics, or RCTs, is highly uncertain;
•our RCT product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;
•the FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict;
•clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates;
•our ongoing and planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;
•positive results from early preclinical studies or early clinical trials of our product candidates are not necessarily predictive of the results of later preclinical studies or any future clinical trials of our product candidates;
•if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;
•cellular therapies are a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;
•we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;
•the effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our clinical supply, preclinical studies, ongoing and planned clinical trials;

•if we are unable to obtain and maintain patent protection for any product candidates we develop or for our RED PLATFORM, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;
•we intend to rely on patent and other rights and available regulatory exclusivities, including the status of our product candidates, if approved, as products eligible for reference product exclusivity under the Biologics Price Competition and Innovation Act, or BPCIA. If we are unable to obtain or maintain exclusivity and otherwise protect our intellectual property from the combination of these approaches, we may not be able to compete effectively in our markets;
•third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, RED PLATFORM and other technologies;
•our product candidates are uniquely manufactured. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure;
•we have acquired and are establishing our own manufacturing facility and infrastructure in addition to or in lieu of relying on contract manufacturing organizations for the manufacture of our product candidates, which is costly, time-consuming, and which may not be successful;
•we do not have extensive experience as a company managing a manufacturing facility; and
•if we fail to maintain the listing of our common stock with a United States national securities exchange, the liquidity of our common stock could be adversely affected.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
RUBIUS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62,211	$225,848
Investments	78,502	—
Prepaid expenses and other current assets	2,779	3,975
Total current assets	143,492	229,823
Operating lease, right-of-use-asset	32,548	35,095
Property, plant and equipment, net	51,469	51,530
Restricted cash	1,573	1,573
Total assets	$229,082	$318,021
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,435	$11,572
Accrued expenses and other current liabilities	9,407	14,072
Operating lease liabilities	9,149	9,015
Total current liabilities	30,991	34,659
Long-term debt, net of discount	76,602	76,154
Other long-term liabilities	67	135
Operating lease liabilities, net of current portion	25,882	28,291
Total liabilities	133,542	139,239
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 90,357,032 and 90,063,770 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	90	90
Additional paid-in capital	869,243	855,710
Accumulated other comprehensive loss	(122)	—
Accumulated deficit	(773,671)	(677,018)
Total stockholders' equity	95,540	178,782
Total liabilities and stockholders' equity	$229,082	$318,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	32,998	36,072	71,297	63,749
General and administrative	9,908	13,851	22,471	27,091
Total operating expenses	42,906	49,923	93,768	90,840
Loss from operations	(42,906)	(49,923)	(93,768)	(90,840)
Other income (expense):
Interest income	255	26	303	52
Interest expense	(1,630)	(1,312)	(3,259)	(3,060)
Other income, net	40	1,029	71	1,338
Total other income (expense), net	(1,335)	(257)	(2,885)	(1,670)
Net loss	(44,241)	(50,180)	(96,653)	(92,510)
Net loss per share, basic and diluted	$(0.49)	$(0.56)	$(1.07)	$(1.08)
Weighted average common shares outstanding, basic and diluted	90,257,524	89,517,784	90,203,586	85,936,079

Comprehensive loss:
Net loss	$(44,241)	$(50,180)	$(96,653)	$(92,510)
Other comprehensive income (loss):
Unrealized losses on investments, net of tax of $0	(65)	(6)	(122)	(3)
Comprehensive loss	$(44,306)	$(50,186)	$(96,775)	$(92,513)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(96,653)	$(92,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,301	18,239
Depreciation and amortization expense	3,158	3,012
Amortization (accretion) of premium (discount) on investments	(179)	110
Non-cash interest expense	394	807
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,034	(821)
Operating lease, right-of-use-asset	2,547	2,729
Accounts payable	638	(171)
Accrued expenses and other current liabilities	(3,318)	(2,466)
Other long-term liabilities	(68)	(68)
Operating lease liabilities	(2,275)	(2,320)
Net cash used in operating activities	(81,421)	(73,459)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,165)	(1,591)
Purchases of investments	(78,445)	—
Sales and maturities of investments	—	70,000
Net cash provided by (used in) investing activities	(82,610)	68,409
Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of commissions and underwriting discounts	—	188,000
Payments of offering costs	—	(360)
Payments of debt issuance costs	—	(150)
Proceeds from issuance of common stock upon exercise of stock options and under employee stock purchase plan	232	9,628
Net cash provided by financing activities	232	197,118
Net increase (decrease) in cash, cash equivalents and restricted cash	(163,799)	192,068
Cash, cash equivalents and restricted cash at beginning of period	227,583	92,901
Cash, cash equivalents and restricted cash at end of period	$63,784	$284,969

Supplemental cash flow information:
Cash paid for interest	$2,865	$1,917
Cash paid for leases	$3,599	$3,806

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$868	$288
Offering costs included in accounts payable and accrued expenses	$—	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2021	90,063,770	$90	$855,710	$—	$(677,018)	$178,782
Issuance of common stock upon exercise of stock options	18,228	—	76	—	—	76
Vesting of restricted stock units	104,628	—	—	—	—	—
Stock-based compensation expense	—	—	8,260	—	—	8,260
Unrealized losses on investments	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(52,412)	(52,412)
Balances at March 31, 2022	90,186,626	90	864,046	(57)	(729,430)	134,649
Issuance of common stock upon exercise of stock options	24,000	—	22	—	—	22
Vesting of restricted stock units	2,500	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	143,906	—	134	—	—	134
Stock-based compensation expense	—	—	5,041	—	—	5,041
Unrealized losses on investments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(44,241)	(44,241)
Balances at June 30, 2022	90,357,032	$90	$869,243	$(122)	$(773,671)	$95,540

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balances at December 31, 2020	81,053,651	$81	$621,946	$4	$(480,471)	$141,560
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs of $800	6,896,552	7	187,193	—	—	187,200
Issuance of common stock upon exercise of stock options	1,237,324	1	5,907	—	—	5,908
Stock-based compensation expense	—	—	8,642	—	—	8,642
Unrealized gains on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(42,330)	(42,330)
Balances at March 31, 2021	89,187,527	89	823,688	7	(522,801)	300,983
Issuance of common stock upon exercise of stock options	532,400	1	3,719	—	—	3,720
Stock-based compensation expense	—	—	9,597	—	—	9,597
Unrealized losses on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(50,180)	(50,180)
Balances at June 30, 2021	89,719,927	$90	$837,004	$1	$(572,981)	$264,114

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
The Company’s current financial resources and currently forecasted operating plan would allow the Company to operate into the second half of 2023. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations and reducing cash expenditures. If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending. In that event, the Company may have to delay, scale back, or eliminate some or all of the Company’s research and development programs and technology platform activities which could adversely affect its business prospects, or the Company may be unable to continue operations.

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued.

As of June 30, 2022, the Company had an accumulated deficit of $773.7 million, and cash, cash equivalents and investments of $140.7 million. For the six months ended June 30, 2022, the Company incurred a loss of $96.7 million and used $81.4 million of cash in operations. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, as of August 9, 2022, the issuance date of the interim condensed consolidated financial statements for the three and six month periods ended June 30, 2022, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2022 and condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated cash flows for the six months ended June 30, 2022 and 2021 have been made. The Company’s condensed consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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
Concentrations of Credit Risk and of Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company’s cash, cash equivalents and investments, as of June 30, 2022, consisted of cash, money market accounts, U.S. government money market funds and U.S. government treasury bills. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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
Restricted Cash
As of June 30, 2022 and December 31, 2021, the Company maintained letters of credit for the benefit of the landlords of its leased properties totaling $1.6 million and $1.7 million, respectively. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet as of June 30, 2022. As of December 31, 2021, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet.
Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $63.8 million and $285.0 million for the six months ended June 30, 2022 and 2021, respectively, of which $1.6 million and $1.7 million was restricted cash, respectively.
Fair Value Measurements
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
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
3. Investments and Fair Value of Financial Assets and Liabilities
As of June 30, 2022, investments by security type consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. treasury bills (due within one year)	$78,624	$—	$(122)	$—	$78,502
	$78,624	$—	$(122)	$—	$78,502
The Company had no investments as of December 31, 2021.
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair value measurements at June 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. government money market funds	$56,804	$—	$—	$56,804
Investments:
U.S. government treasury bills	—	78,502	—	78,502
	$56,804	$78,502	$—	$135,306

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S government money market funds	$217,009	$—	$—	$217,009
	$217,009	$—	$—	$217,009
U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. government treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There have been no changes to the valuation methods during the six months ended June 30, 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2022.
4. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$1,300	$1,300
Manufacturing facility	36,631	33,203
Manufacturing equipment	9,492	8,831
Laboratory equipment	18,191	17,501
Computer equipment	2,824	2,645
Furniture and fixtures	1,306	1,281
Leasehold improvements	570	444
Construction-in-progress	2,169	4,181
	72,483	69,386
Less: Accumulated depreciation and amortization	(21,014)	(17,856)
	$51,469	$51,530

During the six months ended June 30, 2022, the Company placed into service $4.1 million of property, plant and equipment related to renovations to expand the Smithfield, Rhode Island manufacturing facility’s production capacity and operating capabilities. As of December 31, 2021, these additions were not ready for their intended use and continued to be included in construction-in-progress.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$3,849	$7,451
Accrued external research and development expenses	3,686	2,713
Accrued manufacturing facility expenses	589	2,349
Accrued general and administrative expenses	688	889
Other	595	670
	$9,407	$14,072
6. Debt
On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the "Original Loan Agreement," and, as amended, the “Loan Agreement”) with Solar Capital Ltd., now SLR Investment Corp., as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million. In June 2019, the Company made a second borrowing of $25.0 million and in June 2020, the Company made a third and final borrowing of $25.0 million.
On June 22, 2021 (the “Amendment Closing Date”), the Company entered into an amendment (the “Amendment”) to the Original Loan Agreement. Pursuant to the Amendment, the Company and its lenders agreed to extend the interest-only period applicable to borrowings under the Loan Agreement from December 21, 2021 until July 1, 2024 and the final maturity date from December 21, 2023 until June 1, 2026. An additional tranche in the amount of $35.0 million is available at the request of the Company prior to the final maturity date, to be provided at the sole discretion of the lenders. The Amendment increases the LIBOR interest rate floor from 0.00% to 2.10%. Interest on the outstanding loan balance will accrue at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. Certain back-end fees are due to the lender at the time of final repayment based on the total funded term loans. The Company accrues the back-end fees that will be due at final repayment to outstanding debt by charges to interest expense over the term of the loans using the effective interest method. The term loans are subject to a prepayment fee of 1.00% if prepayment occurs within the first year subsequent to the Amendment Closing Date, 0.50% in the second year and 0.25% in the third year through final maturity date.
As the terms of the Amendment were not substantially different than the terms of the Original Loan Agreement, the Amendment was accounted for as a debt modification. In conjunction with the Amendment, the Company incurred issuance costs of $0.2 million payable to the lenders, which were recorded as an additional debt discount and will be amortized to interest expense over the remaining term, together with unamortized original issuance costs as of the Amendment Closing Date, using the effective interest method.
The Loan Agreement contains financial covenants that require the Company to maintain either a minimum cash balance of $10.0 million plus accounts payable that are aged longer than ninety days or a minimum market capitalization threshold. The Company was in compliance with all such financial covenants as of June 30, 2022. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of June 30, 2022, the estimated future principal payments due were as follows (in thousands):

Year ending December 31,
2022 (six months ending December 31)	$—
2023	—
2024	18,750
2025	37,500
2026 and thereafter	18,750
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
On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the

Sales Agents. The Company’s registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019 and ceased to be effective on June 21, 2022. As of June 30, 2022, no shares of common stock have been issued and sold pursuant to the Distribution Agreement and none are expected to be sold because the applicable registration statement is no longer effective. The Distribution Agreement will expire in accordance with its terms on August 21, 2022.
On March 18, 2021, the Company completed the March 2021 Offering, pursuant to which it issued and sold 6,896,552 shares of common stock. The aggregate net proceeds received by the Company from the March 2021 Offering were $187.2 million, after deducting underwriting discounts and commissions and other offering costs.
On July 7, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware which increased the number of shares of common stock that the Company has authority to issue from 150,000,000 to 300,000,000 shares. The number of shares of preferred stock authorized for issuance was not impacted by this amendment.
8. Stock-Based Compensation
Service-Based Stock Options
During the six months ended June 30, 2022, the Company granted options with service-based vesting conditions for the purchase of 3,218,103 shares of common stock with a weighted average exercise price of $5.44 per share and a weighted average grant-date fair value of $3.71 per share.
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$2,215	$3,056	$5,692	$5,587
General and administrative expenses	2,826	6,541	7,609	12,652
	$5,041	$9,597	$13,301	$18,239
As of June 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $49.2 million, which is expected to be recognized over a weighted average period of 2.5 years.
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

401(k) Plan
In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three and six months ended June 30, 2022, the Company made matching contributions of $0.2 million and $0.6 million, respectively.
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
10. Net Loss per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(44,241)	$(50,180)	$(96,653)	$(92,510)

Denominator:
Weighted average common shares outstanding, basic and diluted	90,257,524	89,517,784	90,203,586	85,936,079
Net loss per share, basic and diluted	$(0.49)	$(0.56)	$(1.07)	$(1.08)
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

	June 30,
	2022	2021
Unvested restricted common stock	1,413,369	708,668
Stock options to purchase common stock	19,207,827	17,195,305
	20,621,196	17,903,973

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

At the Federation of Clinical Immunology Societies 2022 Annual Meeting in June 2022, we presented new preclinical data that demonstrated the prevention of type 1 diabetes and bystander suppression in a stringent preclinical model from an ongoing experiment. These findings are potentially translatable to multiple T cell-mediated autoimmune diseases, including multiple sclerosis and celiac disease.

We continue to advance our manufacturing capabilities and achieved significant manufacturing milestones, including successfully scaling our manufacturing to 200L bioreactors in support of a potential future pivotal trial for RTX-240 and potential commercialization, as of April 2022. This results in a process at a scale four times our previous 50L bioreactor process. We continue to provide uninterrupted clinical supply for the Phase 1 RTX-240 and the Phase 1 RTX-224 clinical trials. We have the potential to significantly expand our manufacturing capabilities and plan to stage additional investments based on future needs and in preparation for potential pivotal trial and eventual commercialization.

Highlights of our clinical product candidates, RTX-240 and RTX-224 are described further below.

Broad Immune Stimulation for the Treatment of Cancer

RTX-240

In April 2022, we announced updated clinical data from the ongoing Phase 1/2 clinical trial of monotherapy RTX-240 in advanced solid tumors that we believe provides clinical validation of the RED PLATFORM’s potential ability to stimulate adaptive and innate immunity to generate clinical responses in cancer patients with refractory disease. RTX-240 is an allogeneic, off-the-shelf cellular therapy product candidate that is engineered to simultaneously present hundreds of thousands of copies of the costimulatory molecule 4-1BB ligand (4-1BBL) and IL-15TP (trans-presentation of IL-15 on IL-15Rα) in their native forms. RTX-240 is designed to broadly stimulate the immune system by activating and expanding both NK and CD8+ memory T cells to generate a potent anti-tumor response.

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

There were three best responses of partial response (PR) in NSCLC, anal cancer and uveal melanoma patients:

•an unconfirmed PR (uPR) with 41% decrease of all target lesions and a notable decrease of an external protruding chest wall mass in a patient with NSCLC whose disease had progressed on prior anti-PD-L1 therapy;

•a confirmed PR with a 54% reduction in the target lesions in a patient with metastatic anal cancer whose disease had progressed on anti-PD-L1 therapy; and

•a uPR with 100% decrease of the target hepatic lesion and resolution of multiple non-target hepatic lesions in a patient with metastatic uveal melanoma whose disease had progressed on anti-PD-1 therapy.

The uPR in NSCLC and 5 cases of stable disease (SD) were observed across the 3e10 cohorts, including 3 SDs in patients with metastatic NSCLC and 2 with RCC supporting expansion of the Phase 1 arm of RTX-240 plus pembrolizumab to include a cohort of NSCLC and RCC patients.

As of the cutoff date, RTX-240 has been generally well tolerated with no treatment-related or investigator-identified immune-related Grade 3/4 adverse events and no dose-limiting toxicities.

Based on the totality of clinical, tolerability and pharmacodynamic data, a recommended monotherapy Phase 2 dose of 5e10 cells administered every 3 weeks was selected. This dose will be further explored in the combination expansion cohort of NSCLC and RCC patients. Enrollment continues in the monotherapy arm of the trial at the recommended Phase 2 dose of 5e10 cells administered every 3 weeks.

In June 2021, we began dosing patients in the arm of our RTX-240 clinical trial that is evaluating RTX-240 as a combination therapy with pembrolizumab for the treatment of patients with relapsed/refractory or locally advanced solid tumors. We believe that RTX-240, with its mechanism of action as a broad immune agonist, may have synergy with immune checkpoint inhibition and could potentially overcome resistance to PD-1 inhibition. Based on the updated clinical results from the ongoing Phase 1 arm of monotherapy RTX-240 in advanced solid tumors, we expanded the Phase 1 arm of RTX-240 in combination with pembrolizumab to evaluate the combination in up to 20 patients with NSCLC and RCC to inform a Phase 2 clinical trial. Patients who have experienced disease progression with 1-2 prior treatment regimens in the metastatic setting are eligible for the trial. If patients previously have received a PD-1/PD-L1 regimen, a prior response of either SD ≥6 months, PR or complete response is required. We expect to report initial clinical results from this arm of the ongoing Phase 1/2 clinical of RTX-240 in advanced solid tumors and the initial data from the NSCLC and RCC cohort during the second half of 2022.

RTX-224

RTX-224 is an allogeneic cellular therapy that is engineered to express hundreds of thousands of copies of 4-1BBL and interleukin-12 (IL-12), on the cell surface. RTX-224 is designed as a broad immune agonist of both adaptive and innate responses, designed to activate CD8+ and CD4+ T cells, activate and expand NK cells, and promote antigen presentation. It is expected to produce a broad and potent anti-tumor T cell response and an innate immune response, and have anti-

tumor activity in those tumor types with known sensitivity to T cell killing, including tumor types with high mutational burden, PD-L1 expression and known responsiveness to checkpoint inhibitors. The combination of IL-12 and 4-1BBL has the potential to broadly induce an immune response in patients with solid tumors and may serve as the bridge between the innate and adaptive immune systems.

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

Antigen-Specific Immune Tolerance for the Treatment of Autoimmune Diseases

RTX-T1D (Type 1 Diabetes)

In June 2022, we presented new preclinical data at the Federation of Clinical Immunology Societies (FOCIS) 2022 Annual Meeting demonstrating tolerance induction and bystander suppression in the non-obese diabetic, or NOD, preclinical model. This is a spontaneous model of autoimmune diabetes which has clear similarities to the human disease. From the ongoing experiment, we showed new efficacy data in the NOD preclinical model demonstrating that by increasing to 3 doses administered and optimizing the dosing schedule, bystander suppression was achieved at 25 weeks by delivering only two antigens, indicating disease prevention caused by many autoantigens.

We also established efficacy in the BDC2.5 adoptive transfer model with data showing that repeated dosing extends duration of disease protection, reverses established inflammation (which is important for the treatment of existing autoimmunity), and induces two types of regulatory T cells, resulting in protection against re-challenge with disease-causing cells.

We believe these findings are potentially translatable to other autoimmune diseases such as celiac disease and multiple sclerosis. We plan to select a clinical candidate for our type 1 diabetes program later in 2022.

Manufacturing
Using our RED PLATFORM, we are utilizing our universal manufacturing processes to advance a broad pipeline of allogeneic, ready-to-use RCT product candidates into clinical trials in cancer and autoimmune diseases. Common design and manufacturing elements of our RCTs should enable us to achieve significant advantages in product development.

We have industrialized the production of RCTs by developing and scaling up a manufacturing process in which hematopoietic progenitor cells are expanded, then biologically engineered and subsequently differentiated into erythroid cells, RCTs that express biotherapeutic proteins within the cell or on the cell surface. By modifying one of our initial manufacturing steps in which we add a gene or genes of interest that encode biotherapeutic proteins within the cell or on the cell surface, we are able to efficiently develop RCTs to potentially treat different diseases. Using this approach, we have expressed more than 1,000 different therapeutic proteins since platform inception. This programmable process allows for the repeated generation of product candidates and enables us to leverage common CMC and toxicology data packages across our therapies.

Recognizing the importance of controlling our own manufacturing capabilities to produce consistent and reproducible product at greater scale, in July 2018 we acquired, renovated and operationalized a manufacturing facility in Smithfield, Rhode Island, which is currently providing cGMP supply for our ongoing Phase 1 clinical trials: RTX-240 in advanced solid tumors, RTX-240 in combination with pembrolizumab and RTX-224 in advanced solid tumors.

As of April 2022, we successfully scaled our manufacturing to 200L bioreactors in support of a potential future pivotal trial for RTX-240 and potential commercialization. This results in a process at a scale four times our previous 50L bioreactor process.

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
On July 20, 2018, we completed our IPO pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. In August 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC with respect to an at-the-market, or ATM, offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $100.0 million. Our registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019 and ceased to be effective on June 21, 2022. As of June 30, 2022, no shares of common stock have been issued and sold pursuant to the Distribution Agreement and none are expected to be sold because the applicable registration statement is no longer effective. The Distribution Agreement will expire in accordance with its terms on August 21, 2022. In March 2021, we completed an underwritten public offering, or the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs.
Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $96.7 million for the six months ended June 30, 2022 and $196.5 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $773.7 million. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if, and as, we:
•conduct clinical trials for our product candidates and to the extent we continue to experience delays, setbacks or disruptions to our preclinical studies, clinical trials or clinical supply chain due to the ongoing COVID-19 pandemic;
•further develop our RED PLATFORM;
•continue to discover and develop additional product candidates;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, scientific, manufacturing and commercial personnel;
•expand in-house manufacturing capabilities, including through the operation and any future renovation or expansion of our manufacturing facility;
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
Our current financial resources and currently forecasted operating plan would allow us to operate into the second half of 2023. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations and reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of the Company’s research and development programs and technology platform activities which could adversely affect our business prospects, or we may be unable to continue operations.

As of June 30, 2022, we had an accumulated deficit of $773.7 million, and cash, cash equivalents and investments of $140.7 million. For the six months ended June 30, 2022, we incurred a loss of $96.7 million and used $81.4 million of cash in operations. We expect that our operating losses and negative cash flows will continue for the foreseeable future. We have assessed our ability to continue as a going concern, and, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance our future operations, as of August 9, 2022, the issuance date of the interim condensed consolidated financial statements for the three and six month periods ended June 30, 2022, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. Even if we are able to continue operations beyond the next twelve months, if we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
See “—Liquidity and Capital Resources.”
Nasdaq Delisting Notification

On July 27, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Select Market under the symbol “RUBY” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided a period of 180 calendar days, or until January 23, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending January 23, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing and Hearing Review Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist of costs incurred for our research activities, including our drug discovery efforts, and the development and manufacturing of our product candidates, which include:
•employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
•expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;
•the cost of developing and scaling our manufacturing process and manufacturing product candidates for use in our preclinical studies and clinical trials, including those produced in our manufacturing facility as well as components that are produced under agreements with third parties, such as consultants, contractors and any contract manufacturing organizations, or CMOs, that we may engage;
•laboratory supplies and research materials;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•payments made under third-party licensing agreements.
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
•our ability to raise the additional funds necessary to complete preclinical and clinical development of and commercialize our drug candidates;
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
•the continued impact of the ongoing COVID-19 pandemic on our operations;
•the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•the availability of specialty raw materials for use in production of our product candidates;
•our ability to consistently manufacture our product candidates for use in clinical trials;
•our ability to operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
•our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•our ability to protect our rights in our intellectual property portfolio;
•our ability to successfully commercialize our product candidates, if and when approved;
•our ability to obtain and maintain third-party insurance coverage and adequate reimbursement;
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	32,998	36,072	(3,074)
General and administrative	9,908	13,851	(3,943)
Total operating expenses	42,906	49,923	(7,017)
Loss from operations	(42,906)	(49,923)	7,017
Other income (expense):
Interest income	255	26	229
Interest expense	(1,630)	(1,312)	(318)
Other income, net	40	1,029	(989)
Total other income (expense), net	(1,335)	(257)	(1,078)
Net loss	$(44,241)	$(50,180)	$5,939
Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Research and development program expenses:
Cancer	$16,918	$19,855	$(2,937)
Platform development, early-stage research and unallocated expenses:
Personnel-related	7,401	6,937	464
Stock-based compensation expense	2,215	3,056	(841)
Contract research and development	2,151	1,707	444
Laboratory supplies and research materials	885	805	80
Facility-related and other	3,428	3,712	(284)
Total research and development expenses	$32,998	$36,072	$(3,074)
Research and development expenses were $33.0 million for the three months ended June 30, 2022, compared to $36.1 million for the three months ended June 30, 2021. The decrease in research and development program expenses of $2.9 million relates to the deprioritization of RTX-321 and RTX-240 AML and monotherapy studies and, therefore, we expect these costs to continue to decrease in future periods. This decrease was partially offset by an increase in clinical costs related to RTX-224. Platform development, early-stage research and unallocated expenses decreased by $0.1 million primarily due to a decrease of $0.8 million in stock-based compensation expense related to a reduction in the market price of our common stock, resulting in a lower valuation of stock options granted in 2022, and a decrease of $0.3 million in facility-related and other expenses related to lower spend on non-capitalized software costs in the current year. These decreases were partially offset by an increase of $0.4 million in contract research and development related to drug discovery activities and platform development. Additionally, personnel-related costs increased by $0.5 million to support our prioritization of clinical programs.

General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel-related	$3,395	$3,429	$(34)
Stock-based compensation expense	2,826	6,541	(3,715)
Professional and consultant fees	2,050	2,240	(190)
Facility-related and other	1,637	1,641	(4)
Total general and administrative expenses	$9,908	$13,851	$(3,943)
General and administrative expenses were $9.9 million for the three months ended June 30, 2022, compared to $13.9 million for the three months ended June 30, 2021. The decrease in general and administrative expenses of $3.9 million was primarily due to a decrease in stock-based compensation expense of $3.7 million, which was driven by stock option awards that fully vested during the second half of 2021 and first half of 2022, as well as a reduction in the market price of our common stock, resulting in a lower valuation of stock options granted in 2022.
Interest Income
Interest income was $0.3 million for the three months ended June 30, 2022, compared to less than $0.1 million for the three months ended June 30, 2021. The change in interest income was not significant during the period.
Interest Expense
Interest expense was $1.6 million for the three months ended June 30, 2022, compared to $1.3 million for the three months ended June 30, 2021. The change in interest expense was not significant during the period.
Other Income, Net
Other income, net was less than $0.1 million for the three months ended June 30, 2022, compared to $1.0 million for the three months ended June 30, 2021. The decrease in other income, net was due to the monetization of certain tax credits during the prior period.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	71,297	63,749	7,548
General and administrative	22,471	27,091	(4,620)
Total operating expenses	93,768	90,840	2,928
Loss from operations	(93,768)	(90,840)	(2,928)
Other income (expense):
Interest income	303	52	251
Interest expense	(3,259)	(3,060)	(199)
Other income, net	71	1,338	(1,267)
Total other income (expense), net	(2,885)	(1,670)	(1,215)
Net loss	$(96,653)	$(92,510)	$(4,143)

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Research and development program expenses:
Rare disease	$—	$217	$(217)
Cancer	33,931	31,578	2,353
Platform development, early-stage research and unallocated expenses:
Personnel-related	16,233	13,326	2,907
Stock-based compensation expense	5,692	5,587	105
Contract research and development	4,756	3,035	1,721
Laboratory supplies and research materials	3,610	2,565	1,045
Facility-related and other	7,075	7,441	(366)
Total research and development expenses	$71,297	$63,749	$7,548
Research and development expenses were $71.3 million for the six months ended June 30, 2022, compared to $63.7 million for the six months ended June 30, 2021. The increase in research and development program expenses of $2.1 million was primarily due to an increase in preclinical and clinical costs associated with RTX-224 and RTX-240, principally related to clinical research organization, or CRO, costs and internal manufacturing costs. This increase was partially offset by a decrease in clinical costs related to RTX-321 due to start-up activities in the prior period and current period deprioritization of clinical development. We expect these costs to decrease in future periods. Platform development, early-stage research and unallocated expenses increased by $5.4 million principally due to an increase of $2.9 million in personnel-related costs related to headcount increases through the second half of 2021 to support operations. Additionally, increases of $1.7 million in contract research and development and $1.0 million in laboratory supplies and research materials were related to drug discovery activities and platform development. These increases were partially offset by a decrease of $0.4 million in facility-related and other expenses due to lower spend on non-capitalized software costs and a reduction in building operating costs in the current year.
General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel-related	$6,881	$6,553	$328
Stock-based compensation expense	7,609	12,652	(5,043)
Professional and consultant fees	4,682	4,516	166
Facility-related and other	3,299	3,370	(71)
Total general and administrative expenses	$22,471	$27,091	$(4,620)
General and administrative expenses were $22.5 million for the six months ended June 30, 2022, compared to $27.1 million for the six months ended June 30, 2021. The decrease in general and administrative expenses of $4.6 million was primarily due to a decrease in stock-based compensation expense of $5.0 million, which was driven by stock option awards that fully vested during the second half of 2021 and first half of 2022, as well as a reduction in the market price of our common stock, resulting in a lower valuation of stock options granted in 2022. This decrease was partially offset by an increase in personnel-related expenses of $0.3 million driven by additions to headcount in our general and administrative function and an increase in professional and consultant fees of $0.2 million resulting primarily from additional costs to support operations as a public company.
Interest Income
Interest income was $0.3 million for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021. The change in interest income was not significant during the period.

Interest Expense
Interest expense was $3.3 million for the six months ended June 30, 2022, compared to $3.1 million for the six months ended June 30, 2021. The change in interest expense was not significant during the period.
Other Income, Net
Other income, net was $0.1 million for the six months ended June 30, 2022, compared to $1.3 million for the six months ended June 30, 2021. The decrease in other income, net was principally due to the monetization of certain tax credits during the prior period.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred stock, with the issuance of debt, with proceeds from our IPO and, most recently, with proceeds from our March 2021 Offering, described and defined further below. As of June 30, 2022, we had cash, cash equivalents and investments of $140.7 million. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement, which was amended in June 2021, which provides for aggregate borrowings of up to $75.0 million. As of June 30, 2022, $75.0 million is outstanding under the agreement and principal payments commence in July 2024. In March 2021, we completed the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(81,421)	$(73,459)
Cash provided by (used in) investing activities	(82,610)	68,409
Cash provided by financing activities	232	197,118
Net increase (decrease) in cash, cash equivalents and restricted cash	$(163,799)	$192,068
Operating Activities
During the six months ended June 30, 2022, operating activities used $81.4 million of cash, primarily resulting from our net loss of $96.7 million, offset by net non-cash charges of $16.7 million, predominantly consisting of stock-based compensation expense. Net cash used in our operating assets and liabilities for the six months ended June 30, 2022 consisted of a net $5.0 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities, offset by an increase in prepaid expenses and other current assets and operating lease, right-of-use asset of $3.6 million.
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

Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $82.6 million, consisting of purchases of investments of $78.4 million and purchases of property, plant and equipment of $4.2 million. Our cash purchases of property, plant and equipment primarily relate to the purchase of computer and laboratory equipment installed in our manufacturing facility in Smithfield, Rhode Island and our laboratory space in Cambridge, Massachusetts.
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
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities of $0.2 million consisted of proceeds received from issuance of common stock upon exercise of stock options of $0.2 million.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$42,523	$9,149	$15,204	$7,929	$10,241
Debt obligations (2)	96,314	5,700	47,594	43,020	—
Total	$138,837	$14,849	$62,798	$50,949	$10,241
(1)    Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under two operating lease agreements that expire in January 2027 and August 2028, respectively.
(2)    Amounts in table reflect the contractually required principal and interest payments payable under the Loan Agreement. For purposes of this table, the interest due under the Loan Agreement was calculated using an assumed interest rate of 8.86% per annum, which was the interest rate in effect as of June 30, 2022.
Loan and Security Agreement
In December 2018, or the Closing Date, we entered into a loan and security agreement (the Original Loan Agreement, or, as amended, the Loan Agreement) with SLR Investment Corp. (formerly Solar Capital Ltd.) as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each, on the Closing Date, in June 2019 and in June 2020.
On June 22, 2021, or the Amendment Closing Date, we entered into an amendment, or the Amendment, to the Original Loan Agreement. Pursuant to the Amendment, we and our lenders agreed to extend the interest-only period in respect of our borrowings under the Loan Agreement from December 21, 2021 until July 1, 2024. The parties also agreed to extend the final maturity date on which all of our outstanding obligations under the Loan Agreement become due to June 1, 2026 (from December 21, 2023 originally). An additional tranche in the amount of $35.0 million is available to us prior to the final maturity date, to be provided at the sole discretion of the lenders. Interest on the outstanding loan balance will accrue at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. Monthly principal payments will commence on July 1, 2024 and will be amortized over the following 24 months. Certain back-end fees are due to the lender at the time of final repayment based on the total funded term loans. The term loans are subject to a prepayment fee of

1.00% if prepayment occurs within the first year subsequent to the Amendment Closing Date, 0.50% in the second year and 0.25% in the third year through final maturity date.
The Loan Agreement contains financial covenants that require us to maintain either a certain minimum cash balance or a minimum market capitalization threshold. We were in compliance with all such financial covenants as of June 30, 2022. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of our assets, other than our intellectual property.
Common Stock Sales Agreement
On August 1, 2019, we entered into a Distribution Agreement, or the Distribution Agreement, with multiple sales agents, pursuant to which the Company may offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. Our registration statement on Form S-3 filed on August 1, 2019 was declared effective on August 21, 2019 and ceased to be effective on June 21, 2022. There have been no shares of the Company's common stock sold under the Distribution Agreement as of June 30, 2022 and none are expected to be sold because the applicable registration statement is no longer effective. The Distribution Agreement will expire in accordance with its terms on August 21, 2022.
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
•the continued impact of the ongoing COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof, on our operations;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•developments concerning our key vendors;
•our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
•the costs associated with the operation of our multi-suite manufacturing facility and the costs and timing of any future renovation or expansion of the facility;
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
Until such time, if ever, as we can generate substantial product revenue, we would need to finance our operations through a combination of public and private equity financings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. To the extent that we are able to raise additional capital through the sale of equity or convertible debt securities, investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. We implemented certain cost reduction actions in April 2022, which are intended to focus our capital on advancing our cancer and autoimmune programs and technology platform. If we are unable to obtain additional funding, we will implement further cost reduction actions that delay, scale back or discontinue some or all of our research and development programs and technology platform activities in order to preserve cash. These actions could adversely affect our business prospects.
As of June 30, 2022, we had an accumulated deficit of $773.7 million, and cash, cash equivalents and investments of $140.7 million. For the six months ended June 30, 2022, we incurred a loss of $96.7 million and used $81.4 million of cash in operations. We expect that our operating losses and negative cash flows will continue for the foreseeable future. We have assessed our ability to continue as a going concern and, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance our future operations, as of August 9, 2022, the issuance date of the interim condensed consolidated financial statements for the three and six month periods ended June 30, 2022, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2022, we had cash, cash equivalents and investments of $140.7 million, which consisted of cash, money market accounts, U.S. government money market funds and U.S. treasury bills. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
As of June 30, 2022, we had $75.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Canada and China. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks related to our financial condition and capital requirements
We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern.
As of August 9, 2022, the issuance date of the interim condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Quarterly Report on Form 10-Q. As of June 30, 2022, we have incurred a cumulative net loss of $773.7 million. During the six months ended June 30, 2022, we recorded a net loss of $96.7 million. In addition, during the six months ended June 30, 2022 we used $164.0 million in operating and investing activities resulting in a cash, cash equivalents and investments balance of $140.7 million as of June 30, 2022. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, and would need to raise additional capital to continue our operations and to implement our business plan, which capital may not be available on favorable terms or at all.

Our operating history and near-term forecast of incurring net losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. If we raise funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all. Having insufficient funds may require us to delay or scale back our development programs and other activities, liquidate certain assets to remain afloat, or cease our operations altogether.

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the six months ended June 30, 2022 and 2021, we reported net losses of $96.7 million and $92.5 million, respectively. As of June 30, 2022, we had an accumulated deficit of $773.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We anticipate that our expenses will increase substantially if, and as, we:

•conduct preclinical studies and clinical trials for our product candidates and if we continue to experience delays, setbacks or disruptions to our preclinical studies, clinical trials or our clinical supply due to the ongoing COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof;
•further develop our RED PLATFORM;

•continue to discover and develop additional product candidates;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, scientific, manufacturing and commercial personnel;
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to build a supply chain, including through operating our own manufacturing facility, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of June 30, 2022, we had $140.7 million of cash, cash equivalents and investments. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and scope of activities associated with development of our product candidates is highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•the initiation, progress, timing, costs and results of preclinical or nonclinical testing and studies and clinical trials for our product candidates;

•the preclinical and clinical development plans we establish for our product candidates, including any changes to such plans, such as our recently announced planned expansion of the ongoing Phase 1 arm of the Phase 1/2 clinical study of RTX-240 in combination with pembrolizumab to patients with non-small cell lung cancer, or NSCLC, and renal small cell carcinoma, or RCC;
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
Accordingly, until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we will need to seek additional funding in connection with our continuing operations and business objectives and expect to finance our operations through a combination of public and private equity financings, debt financings, borrowings under credit facilities, collaborations, strategic alliances and marketing, distribution and licensing arrangements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any of our approved drugs or drug candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. We implemented certain cost reduction actions in April 2022, which are intended to focus our capital on advancing our cancer and autoimmune programs and technology platform. If we are unable to obtain additional funding, we will implement further cost reduction actions that delay, scale back or discontinue some or all of our research and development programs and technology platform activities in order to further extend our forecasted cash runway, or may need to cease operations altogether. These actions could significantly harm our business, prospects, financial condition and results of operations, cause the price of our common stock to decline, or even result in holders of our common stock and other securities suffering a total loss of their investment.

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

We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million (as of June 30, 2022) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the registration statement (or otherwise) would result in dilution of our stockholders and could have a negative impact on our stock price.
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
Our loan and security agreement with SLR Investment Corp. (formerly Solar Capital Ltd.), or the Loan Agreement, is collateralized by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which, as of June 30, 2022, we have borrowed $75.0 million.
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
Although we extended the repayment date under the Loan Agreement to 2024 pursuant to the amendment to the Loan Agreement entered into in June 2021, there is no guarantee that we will have sufficient funds available to repay the amounts outstanding when due. If we cannot maintain a specified minimum cash and cash equivalent balance or maintain a specified valuation, we will default under the facility. If we default under the facility, the lenders may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, the lenders could take control of the collateral securing such obligations and, as a result, we may need to cease operations. If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, the lender’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration of the Collateral Agent of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

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

Geopolitical developments, such as the Russian invasion of Ukraine or deterioration in the bilateral relationship between the United States and China, may impact government spending, international trade and market stability, and cause weaker macro-economic conditions. The impact of these developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results. Russia’s invasion of Ukraine, which has persisted for months, and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. The continuing conflict has had a significant impact on the global supply chain, impeding the flow of goods and fueling dramatic cost increases and product shortages, which could adversely affect our supply chain, as well. Further, state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our and our suppliers’ ability to maintain or enhance key cyber security and data protection measures.

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

As of June 30, 2022, we had cash, cash equivalents and investments of $140.7 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Recent increases in interest rates may increase our borrowing costs, including interest expenses and/or borrowing costs under our variable rate credit facility.

To meet our liquidity needs, we have relied in part on borrowed funds, and may continue to do so in the future. Our currently outstanding debt bears interest at variable interest rates. Continued increases in interest rates may increase the cost of servicing our outstanding indebtedness and any additional indebtedness we may incur in the future, may increase the cost of refinancing our outstanding indebtedness, should we decide to do so, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

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

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize our initial product candidates targeting cancer and autoimmune diseases, including RTX-240, RTX-224 and others that may be selected from our preclinical programs. We are currently dosing patients in the ongoing Phase 1/2 trial of RTX-240 in advanced solid tumors (including two Phase 1 arms of RTX-240 as monotherapy and in combination with pembrolizumab, which was recently expanded to include two expansion cohorts of patients with NSCLC and RCC) and the Phase 1/2 trial of RTX-224 for the treatment of advanced solid tumors. However, we may experience delays or setbacks in advancing these product candidates. In particular, RTX-240 and RTX-224, as our first oncology clinical programs, may experience preliminary complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134.

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

•clinical trial results may show that our RCTs may not have the circulating time we expect based on preclinical studies and models, which may negatively affect the activity observed in clinical trials;

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

•manufacturing issues and costs, formulation issues, dosage requirements, pricing or reimbursement issues, or other factors that make our RCT therapies uneconomical; and

•proprietary rights of others and their competing products and technologies that may prevent our RCT therapies from being commercialized.

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

•the timing and outcomes of preclinical studies and clinical trials for our current product candidates and any future product candidates or competing product candidates;

•competition from existing and potential future products that compete with our current product candidates and any future product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•any delays in regulatory review or approval of our current product candidates or any future product candidates;

•the level of demand for our current product candidates and any future product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with our current product candidates and any other future product candidates;

•our ability to commercialize our current product candidates and any future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

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

•we may need to add new or additional clinical trial sites;

•we may not be successful in developing, clearing or obtaining approval of companion diagnostics for use with certain of our product candidates;

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

•RCTs may circulate longer or shorter in humans than anticipated;

•we may not be able to successfully enforce and defend our intellectual property rights and claims;

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

•unforeseen global instability, including political instability or instability from an outbreak of pandemic or contagious disease, such as COVID-19 and variants thereof, in or around the cities and countries in which we conduct our clinical trials or where our third-party contractors operate; and

•the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial and, as seen with gene therapies, could impose long-term safety follow-up for any of our clinical trials.

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

•clinical development programs in the same patient population, resulting in competition for clinical trial enrollment;

•the size of the patient population required for analysis of the trial’s primary endpoints;

•the proximity of patients to trial sites, and the ability or willingness of patients to travel to trial sites during the ongoing COVID-19 pandemic;

•the design of the trial;

•impacts of the ongoing COVID-19 pandemic on clinical trial site activation;

•our ability to recruit clinical trial investigators and other personnel with the appropriate competencies and experience, and the availability of qualified investigators and other personnel to conduct clinical trials during the ongoing COVID-19 pandemic;

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

•the availability of adequate supply or quality of our product candidates or other materials necessary to conduct clinical trials, including as a result of the ongoing COVID-19 pandemic;

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

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates, as we did in the past with RTX-134 and RTX-321, or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds, drugs, cellular or gene therapies that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing, on an exclusive basis, drug, biologic, cellular or gene therapy products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

•product labeling, product insert, or warning requirements of the FDA or other regulatory authorities;

•any restrictions on the use of our products together with other medications or restrictions on the use of our products in certain types of patients;

•convenience and ease of administration compared to alternative treatments;

•the timing of market introduction of our product candidates as well as competitive products;

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

•the willingness of patients to pay out-of-pocket in the absence of sufficient payor coverage;

•adoption of a companion diagnostic and/or complementary diagnostic; and

•the prevalence and severity of any side effects associated with our product candidates.

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

•economic weakness in domestic or foreign markets, including weaknesses caused by geopolitical instability;

•rising inflation in the economies in which we operate, which could increase our cost of labor, clinical trial costs, supply costs, manufacturing costs, and other operating expenses;

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

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•business interruptions resulting from geo-political actions, including war and terrorism or global pandemics, including but not limited to, the ongoing COVID-19 pandemic.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks related to our business operations

The effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations has affected, and may continue to affect, our business, including our clinical supply, preclinical studies and ongoing and planned clinical trials. The ongoing COVID-19 pandemic could materially affect our operations, including at our headquarters in Massachusetts and our manufacturing facility in Rhode Island, as well as the businesses or operations of our contract research organizations, or CROs, or other third parties with whom we conduct business.

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

As described above, we have seen, and may continue to see, the effect that the ongoing COVID-19 pandemic has had on enrollment in our clinical trials due to, among other reasons, staffing challenges at our clinical trial sites and site availability generally. Key clinical trial activities, such as site monitoring, have experienced interruptions due to restrictions in travel, and some patients have been, and may continue to be, unwilling to enroll in our trials or unable to comply with clinical trial protocols, including as a result of quarantines or travel restrictions which impede patient movement or interrupt healthcare services. Such interruptions to clinical activities and impacts on enrollment could delay our ability to conduct clinical trials or release clinical trial results. While not material, the spread of COVID-19 has in some cases negatively affected the operations at our third-party vendors, which has resulted in delays and disruptions in the supply of some components of our current product candidates and could impact the supply of any future product candidates. In addition, we have in the past taken, and may in the future take, temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

Additionally, since the beginning of the ongoing COVID-19 pandemic, four vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has in some instances made it more difficult, or has delayed our ability, to timely obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to future delays in these trials.

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

As of July 31, 2022, we had 213 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop over time, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Noubar Afeyan, our Chairman, Pablo J. Cagnoni, our Chief Executive Officer, Jose Carmona, our Chief Financial Officer, Laurence Turka, our Chief Scientific Officer and Head of Research & Translational Medicine and Dannielle Appelhans, our Chief Operating Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for one or more of our product candidates. RMAT designation by the FDA is intended to expedite development and review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for any of our product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

With respect to our patent portfolio, as of June 30, 2022, most of the patent rights that we own or in-license are currently pending patent applications, except that we own 14 issued U.S. patents and we have four in-licensed U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates, RED PLATFORM or other technologies infringes upon these patents. We are aware of an issued patent outside the United States that is directed to erythrocytes that comprise exogeneous polypeptides. While we believe that we have reasonable defenses against a claim of infringement should such a claim be brought, including that certain claims in this patent are invalid, there can be no assurance that we will prevail in any such action by the holder of the patent. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our product candidates, RED

PLATFORM or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates, RED PLATFORM, or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We currently rely on outside vendors to supply raw materials and other important components, such as CD34+ precursor cells and lentiviral vectors, which are used to manufacture our product candidates. We have a limited history with respect to clinical scale manufacturing and have not reached commercial scale manufacturing capabilities. We may not be able to manufacture sufficient materials to meet clinical demand for all of our product candidates and may not reach commercial scale for any of our product candidates. We will make changes as we work to optimize the manufacturing process for our product candidates, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

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

Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things:

•material interruption of product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations as a result of the ongoing COVID-19 pandemic;

•the continued manufacture and supply of raw materials and components for the Company’s clinical and development programs, which, in some cases, have been delayed or interrupted due to the ongoing COVID-19 pandemic, and the availability of any of which could be significantly impaired in the future by the ongoing COVID-19 pandemic;

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

•continued delay in delivery due to our suppliers prioritizing other customer orders over ours, in particular to meet demand for vaccines, or other delays related to the ongoing COVID-19 pandemic; and

•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

Operating our own manufacturing facility will require significant resources, and we have limited experience as a company in managing a manufacturing facility, having done so only since January 2020, when our Smithfield, Rhode Island facility became operational. In part because of this limited experience, we cannot be certain that our manufacturing plans will be completed on time, if at all, or if manufacturing of product candidates from our own manufacturing facility for our ongoing or future clinical trials will begin or be completed on time, if at all. In part because of our inexperience, we may have unacceptable or inconsistent product quality success rates and yields, and we may be unable to maintain adequate quality control, quality assurance and qualified personnel. Failure to successfully operate our manufacturing facility could adversely affect the approvability and commercial viability of our product candidates.

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

•adverse developments concerning the manufacture of our product candidates, such as the difficulties encountered by our former contract manufacturer for clinical supply of our discontinued Phase 1b clinical trial for RTX-134;

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

In recent years, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $0.69 per share and as high as $38.71 per share through July 29, 2022.

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

If we fail to maintain the listing of our common stock with a United States national securities exchange, the liquidity of our common stock could be adversely affected.

On July 27, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Select Market under the symbol “RUBY” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided a period of 180 calendar days, or until January 23, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending January 23, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing and Hearing Review Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38586) filed on July 7, 2022).

3.3	Amended and Restated Bylaws of Rubius Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8- K (File No. 001- 38586) filed on July 23, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-225840) filed on July 2, 2018)

4.2
Form of Senior Indenture between the Registrant and one or more trustees to be named (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-265482) filed on June 8, 2022)

4.3
Form of Subordinated Indenture between the Registrant and one or more trustees to be named (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-265482) filed on June 8, 2022)

31.1*
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

RUBIUS THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)