Form 10-Q
period 2022-09-30
Rubius Therapeutics, Inc.
filed 2022-11-09
CIK 1709401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, the registrant had 90,371,532 shares of common stock, $0.001 par value per share, outstanding.
2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s belief and assumptions and on information currently available to our management. These statements reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management, results of preclinical studies or clinical trials and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements involve various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our recently announced plan to review strategic alternatives and significantly and immediately reduce our operations;

•our ability to fund our planned operations for the next twelve months and our ability to continue to operate as a going concern;

•expectations that our cash will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2023, particularly in light of our recent payoff with SLR;

•expectations that we will be able to obtain funding for our operations, including funding necessary to complete further development, any future clinical trials we may conduct and, if approved, commercialization of any product candidates we may develop;

•beliefs about developments relating to cellular therapies, including red blood cell therapies;

•beliefs regarding and plans for our identified research priorities to advance our technologies;

•our plans to research, develop and commercialize any future product candidates;

•estimates for expenses, future revenue, capital requirements and needs for, and ability to obtain, additional financing;

•expectations regarding the success, cost and timing of our product development activities and any future clinical trials we may conduct, including statements regarding the timing of initiation, enrollment in and completion of any such trials and related preparatory work, the period during which the results of such trials will become available, and our research and development programs;

•plans to advance product candidates into or successfully complete any clinical trial;

•beliefs about data results and analyses, including what early data demonstrates or suggests, as well as expectations regarding the safety and efficacy, and overall potential and advantages, of any product candidates we may develop and our expected timing for data;

•beliefs that we can obtain or manufacture adequate and timely supply of any product candidates we may develop for future clinical trials or for commercial use, if approved;

•expectations regarding the potential sale of our manufacturing facility;

•our expectations regarding our ability to obtain and maintain intellectual property protection for any product candidates we may develop;

•plans to license additional intellectual property relating to any product candidates we may develop and expectations that we will be able to comply with our existing license agreements;

•beliefs about the intellectual property rights of others and our ability to commercialize any product candidates we may develop in light of such third-party rights;

•expectations for competing therapies that are or become available;
i

•plans for the commercialization of, and expectations for the market for, any product candidates we may develop, if approved;

•our plans to attract collaborators with development, regulatory and commercialization expertise;

•expectations to enter into agreements with third parties in connection with the commercialization of any product candidates we may develop, if approved;

•beliefs about the size and growth potential of the markets for any product candidates we may develop, and our ability to serve those markets;

•expectations for the impact of global economic and political developments on our business and on any future clinical trials we may conduct, including economic slowdowns or recessions that may result from the ongoing COVID-19 pandemic;

•expectations for the rate and degree of market acceptance of any product candidates we may develop, if approved;

•anticipated regulatory developments in the United States and foreign countries;

•expectations that we will be able to contract with third-party suppliers and manufacturers and their ability to perform adequately; and

•the expected impact of laws and regulations and legislative and regulatory changes.

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

•we do not currently have sufficient working capital to fund our planned operations for the next 12 months and may not be able to continue as a going concern, and our cash has been significantly depleted by our recent payoff of the SLR loan. Further, we have recently announced a strategic plan, which significantly reduced our operations to focus on our pursuit of strategic alternatives;

•we have significantly reduced our employee base;

•we will require additional capital to fund our operations and if we fail to obtain necessary financing (which will be challenging if not impossible to obtain), we will not be able to complete the development and commercialization of our product candidates;

•we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;
•we have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance;
•our business is highly dependent on the success of our preclinical programs targeting cancer and autoimmune diseases. Any of our product candidates that we may develop will require significant additional nonclinical, preclinical and clinical development before we can seek regulatory approval for and launch a product commercially;
•the successful development of cellular therapeutics, such as our Red Cell Therapeutics, or RCTs, is highly uncertain;
•our future product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;
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
•the clinical trials we conduct or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;
•positive results from early preclinical studies or early clinical trials are not necessarily predictive of the results of later preclinical studies or later clinical trials;
•if we encounter difficulties enrolling patients in any clinical trials we may conduct in the future, our clinical development activities could be delayed or otherwise adversely affected;
•cellular therapies are a novel approach and negative perception of any product candidates that we may develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates;
•we are subject to numerous laws and regulations, noncompliance with which would subject us to possible legal or regulatory action;
•the effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations has affected, and may continue to affect, our business, including our preclinical studies and research and development efforts;

•if we are unable to obtain and maintain patent protection for any product candidates we develop or for our next generation red blood cell platform, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected;
•we intend to rely on patent and other rights and available regulatory exclusivities, including the status of our future product candidates, if approved, as products eligible for reference product exclusivity under the Biologics Price Competition and Innovation Act, or BPCIA. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets;
•third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, our next generation red blood cell platform and other technologies;
•the manufacturing process we have been developing is unique. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our future product candidates or any of their components, our ability to provide supply of our such product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure; and
•if we fail to maintain the listing of our common stock with a United States national securities exchange, the liquidity of our common stock could be adversely affected.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
RUBIUS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$103,884	$225,848
Assets held for sale	4,257	—
Prepaid expenses and other current assets	2,682	3,975
Total current assets	110,823	229,823
Operating lease, right-of-use asset	31,207	35,095
Property, plant and equipment, net	27,094	51,530
Restricted cash	1,573	1,573
Total assets	$170,697	$318,021
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,717	$11,572
Accrued expenses and other current liabilities	14,695	14,072
Operating lease liabilities	9,212	9,015
Total current liabilities	32,624	34,659
Long-term debt, net of discount	76,829	76,154
Other long-term liabilities	—	135
Operating lease liabilities, net of current portion	24,657	28,291
Total liabilities	134,110	139,239
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 90,370,532 and 90,063,770 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	90	90
Additional paid-in capital	873,041	855,710
Accumulated deficit	(836,544)	(677,018)
Total stockholders' equity	36,587	178,782
Total liabilities and stockholders' equity	$170,697	$318,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	24,229	38,014	95,526	101,763
General and administrative	7,301	12,035	29,772	39,126
Restructuring and impairment charges	30,052	—	30,052	—
Total operating expenses	61,582	50,049	155,350	140,889
Loss from operations	(61,582)	(50,049)	(155,350)	(140,889)
Other income (expense):
Interest income	392	23	695	75
Interest expense	(1,736)	(1,711)	(4,995)	(4,771)
Other income, net	53	2,721	124	4,059
Total other income (expense), net	(1,291)	1,033	(4,176)	(637)
Net loss	$(62,873)	$(49,016)	$(159,526)	$(141,526)
Net loss per share, basic and diluted	$(0.70)	$(0.55)	$(1.77)	$(1.62)
Weighted average common shares outstanding, basic and diluted	90,364,222	89,807,383	90,262,487	87,240,694

Comprehensive loss:
Net loss	$(62,873)	$(49,016)	$(159,526)	$(141,526)
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax of $0	122	(1)	—	(4)
Comprehensive loss	$(62,751)	$(49,017)	$(159,526)	$(141,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(159,526)	$(141,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,099	26,428
Depreciation and amortization expense	5,827	4,331
Amortization (accretion) of premium (discount) on investments	(305)	118
Non-cash interest expense	621	1,036
Impairment charges	17,787	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,131	(1,226)
Operating lease, right-of-use-asset	3,888	4,156
Accounts payable	(2,551)	2,773
Accrued expenses and other current liabilities	1,976	(416)
Other long-term liabilities	(135)	(102)
Operating lease liabilities	(3,437)	(3,477)
Net cash used in operating activities	(117,625)	(107,905)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,038)	(2,280)
Purchases of investments	(78,445)	—
Sales and maturities of investments	78,750	85,000
Net cash provided by (used in) investing activities	(4,733)	82,720
Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of commissions and underwriting discounts	—	188,000
Payments of offering costs	—	(360)
Payments of debt issuance costs	—	(150)
Proceeds from issuance of common stock upon exercise of stock options and under employee stock purchase plan	232	10,547
Net cash provided by financing activities	232	198,037
Net increase (decrease) in cash, cash equivalents and restricted cash	(122,126)	172,852
Cash, cash equivalents and restricted cash at beginning of period	227,583	92,901
Cash, cash equivalents and restricted cash at end of period	$105,457	$265,753

Supplemental cash flow information:
Cash paid for interest	$4,374	$3,635
Cash paid for leases	$5,386	$5,675

Supplemental disclosure of non-cash investing and financing information:
Purchases of property, plant and equipment included in accounts payable or accrued expenses	$333	$1,145
Offering costs included in accounts payable and accrued expenses	$—	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RUBIUS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2021	90,063,770	$90	$855,710	$—	$(677,018)	$178,782
Issuance of common stock upon exercise of stock options	18,228	—	76	—	—	76
Vesting of restricted stock units	104,628	—	—	—	—	—
Stock-based compensation expense	—	—	8,260	—	—	8,260
Unrealized losses on investments	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(52,412)	(52,412)
Balances at March 31, 2022	90,186,626	$90	$864,046	$(57)	$(729,430)	$134,649
Issuance of common stock upon exercise of stock options	24,000	—	22	—	—	22
Vesting of restricted stock units	2,500	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	143,906	—	134	—	—	134
Stock-based compensation expense	—	—	5,041	—	—	5,041
Unrealized losses on investments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(44,241)	(44,241)
Balances at June 30, 2022	90,357,032	$90	$869,243	$(122)	$(773,671)	$95,540
Vesting of restricted stock units	13,500	—	—	—	—	—
Stock-based compensation expense	—	—	3,798	—	—	3,798
Unrealized gains on investments	—	—	—	122	—	122
Net loss	—	—	—	—	(62,873)	(62,873)
Balances at September 30, 2022	90,370,532	$90	$873,041	$—	$(836,544)	36,587

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

RUBIUS THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business and Basis of Presentation
Rubius Therapeutics, Inc. (“Rubius” or the “Company”) is a biopharmaceutical company that is using chemical conjugation to turn red blood cells into medicines, called Red Cell Therapeutics, for the treatment of cancer and autoimmune diseases. Rubius was incorporated in April 2013 as VL26, Inc. under the laws of the State of Delaware. In January 2015, the Company changed its name to Rubius Therapeutics, Inc.
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
In September 2022, the Company's Board of Directors approved certain operational and organizational steps that the Company will undertake in connection with a new strategic reorganization plan and related cost-saving measures (collectively, the “Reorganization Plan”). The Company discontinued its ongoing Phase 1 clinical trials of RTX-240 and RTX-224 for the treatment of advanced solid tumors and restructured the organization to support advancing drug candidates based on its next generation platform. Under the Reorganization Plan, the Company also reduced its overall workforce by approximately 75%, primarily consisting of employees who were focused on clinical development of RTX-240 and RTX-224, with the remainder coming from its manufacturing and general and administrative functions. Additionally, the Company is exploring the sale of its manufacturing facility in Smithfield, Rhode Island.
The Company’s cash and cash equivalents as of September 30, 2022 is $103.9 million. In October 2022, the Company used $75.7 million of its cash and cash equivalents to extinguish its long-term debt and satisfy its obligations under the loan and security agreement with SLR Investment Corp (Note 6).

On November 2, 2022, the Company announced that, in light of the Company’s financial condition, including the repayment and termination of its $75.0 million credit facility with SLR Investment Corp., and the early stage of its programs, its Board of Directors approved a plan to review strategic alternatives, including a sale or merger of the Company or one or more sales of its assets, and to significantly and immediately reduce its operations (the “Strategic Plan”). In connection with the Strategic Plan, the Company has terminated 42 of its employees (representing 82% of its current employee base), leaving a core team of individuals to lead the strategic review process.

As a result of the Strategic Plan, the Company’s current financial resources and currently forecasted operating plan would allow the Company to operate into the first quarter of 2023. The Company expects its Strategic Plan will reduce its operating expenses with the goal of allowing the Company to pursue any viable strategic alternatives. There is no guarantee that this plan will be successful. The Company may not be able to successfully pursue any strategic alternatives and, even if certain strategic alternatives may be available, the Company cannot provide any assurance that the strategic alternatives review process will result in any particular alternative, transaction or value.

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued.

As of September 30, 2022, the Company had an accumulated deficit of $836.5 million, and cash and cash equivalents of $103.9 million. For the nine months ended September 30, 2022, the Company incurred a loss of $159.5 million and used $117.6 million of cash in operations. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, as of November 9, 2022, the issuance date of the interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2022, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these interim condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021, on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2022 and condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021 have been made. The Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuation of stock-based awards and the valuation of long-lived assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.
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
Concentrations of Credit Risk and of Significant Suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents, as of September 30, 2022, consisted of cash and money market accounts. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Restricted Cash
As of September 30, 2022 and December 31, 2021, the Company maintained letters of credit for the benefit of the landlords of its leased properties totaling $1.6 million and $1.7 million, respectively. The Company was required to maintain separate cash balances of these amounts to secure the letters of credit. Related to these separate cash balances, the Company included $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet as of September 30, 2022. As of December 31, 2021, the Company included $0.1 million in prepaid expenses and other current assets and $1.6 million in restricted cash (non-current) in its condensed consolidated balance sheet.
Cash, cash equivalents and restricted cash presented in the accompanying condensed consolidated statement of cash flows was $105.5 million and $265.8 million for the nine months ended September 30, 2022 and 2021, respectively, of which $1.6 million and $1.7 million was restricted cash, respectively.
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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s long-term debt approximates its fair value due to its variable interest rate, which approximates a market interest rate.
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
Assets Held for Sale
The Company classifies its long-lived assets to be sold as held for sale in the period (i) the Company has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value, less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation and amortization expense on long-lived assets. The Company assesses the fair value of a long-lived asset, less any costs to sell, at each reporting period and until the asset is no longer classified as held for sale.
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

Impairment of Long-Lived Assets
Long-lived assets consist of property, plant and equipment and operating lease, right-of-use asset. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.
3. Investments and Fair Value of Financial Assets and Liabilities
The Company had no investments as of September 30, 2022 or December 31, 2021.
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S. government money market funds	$96,729	$—	$—	$96,729
	$96,729	$—	$—	$96,729

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
U.S government money market funds	$217,009	$—	$—	$217,009
	$217,009	$—	$—	$217,009
U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods used during the nine months ended September 30, 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2022.
4. Property, Plant and Equipment, Net and Assets Held for Sale
Property, plant and equipment, net and assets held for sale consisted of the following, after the effects of impairment charges and held-for-sale reclassifications (in thousands):

	September 30, 2022	December 31, 2021
Land	$1,300	$1,300
Manufacturing facility	25,469	33,203
Manufacturing equipment	7,329	8,831
Laboratory equipment	1,333	17,501
Computer equipment	2,160	2,645
Furniture and fixtures	17	1,281
Leasehold improvements	570	444
Construction-in-progress	—	4,181
	38,178	69,386
Less: Accumulated depreciation and amortization	(11,084)	(17,856)
	$27,094	$51,530

Assets held for sale	$4,257	$—

During the three and nine months ended September 30, 2022, the Company recorded impairment charges of $17.8 million due to its Reorganization Plan (Note 11).
5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$2,507	$7,451
Accrued external research and development expenses	1,185	2,713
Accrued manufacturing facility expenses	123	2,349
Accrued general and administrative expenses	780	889
Accrued employee termination benefits	4,904	—
Accrued contract termination costs	4,591	—
Other	605	670
	$14,695	$14,072
6. Debt
On December 21, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the "Original Loan Agreement," and, as amended, the “Loan Agreement”) with Solar Capital Ltd., now SLR Investment Corp. ("SLR"), as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each. On the Closing Date, the Company made an initial borrowing of $25.0 million. In June 2019, the Company made a second borrowing of $25.0 million and in June 2020, the Company made a third and final borrowing of $25.0 million.
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
The Loan Agreement contains financial covenants that require the Company to maintain either a minimum cash balance of $10.0 million plus accounts payable that are aged longer than ninety days or a minimum market capitalization threshold. The Company was in compliance with all such financial covenants as of September 30, 2022. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default, a default interest rate of an additional 4.00% per annum may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s assets, other than its intellectual property.

As of September 30, 2022, the estimated future principal payments due under the Loan Agreement were as follows (in thousands):

Year ending December 31,
2022 (three months ending December 31)	$—
2023	—
2024	18,750
2025	37,500
2026 and thereafter	18,750
$75,000
On October 13, 2022, the Company entered into a payoff letter with SLR, under which the Company voluntarily prepaid SLR approximately $75.7 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under the Loan Agreement. The payoff letter also provided for the termination of all commitments and obligations under the Loan Agreement and release of all liens held by SLR on the Company’s assets.
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
On August 1, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), pursuant to which the Company was able to issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents. As of September 30, 2022, no shares of common stock were issued and sold pursuant to the Distribution Agreement, which expired in accordance with its terms on August 21, 2022, and the applicable registration statement is no longer effective.
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
8. Stock-Based Compensation
Service-Based Stock Options
During the nine months ended September 30, 2022, the Company granted options with service-based vesting conditions for the purchase of 4,104,403 shares of common stock with a weighted average exercise price of $4.37 per share and a weighted average grant-date fair value of $2.98 per share.
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$2,266	$3,408	$7,958	$8,995
General and administrative expenses	1,532	4,781	9,141	17,433
	$3,798	$8,189	$17,099	$26,428
As of September 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $36.2 million, which is expected to be recognized over a weighted average period of 2.3 years.
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
401(k) Plan
In January 2018, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company makes matching contributions at a rate of 50% of each employee’s contribution up to a maximum employee contribution of 6% of eligible plan compensation. For the three and nine months ended September 30, 2022, the Company made matching contributions of $0.2 million and $0.8 million, respectively.

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
10. Net Loss per Share
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(62,873)	$(49,016)	$(159,526)	$(141,526)

Denominator:
Weighted average common shares outstanding, basic and diluted	90,364,222	89,807,383	90,262,487	87,240,694
Net loss per share, basic and diluted	$(0.70)	$(0.55)	$(1.77)	$(1.62)
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

	September 30,
	2022	2021
Unvested restricted common stock	1,207,110	985,364
Stock options to purchase common stock	18,814,424	17,782,603
	20,021,534	18,767,967
11. Restructuring and Impairment Charges
The Company estimates that it will incur approximately $30.6 million in costs to implement the Reorganization Plan, as described in Note 1. The actions associated with the Reorganization Plan commenced in September 2022 and are expected to be substantially completed by January 31, 2023.

As a result of these events, the Company incurred the following restructuring and impairment charges, which are recorded in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Employee termination benefits	$5,667	$5,667
Impairment of property, plant and equipment	17,787	17,787
Contract termination costs	6,598	6,598
	$30,052	$30,052

Employee Termination Benefits

Employees affected by the reduction in workforce under the Company's Reorganization Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in September 2022 and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value in the current period. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company is recognizing the termination benefits ratably over their future service periods. The service periods began in September 2022 and all will end at various dates through December 31, 2022. The Company expects that it will incur approximately $6.3 million of employee termination benefits expense to implement the Reorganization Plan.

The following table shows the liability related to employee termination benefits as of September 30, 2022:

Employee Termination Benefits
Accrued employee termination benefits beginning balance	$—
Employee termination benefits charges incurred during the period	5,667
Amounts paid or otherwise settled during the period	(763)
Accrued employee termination benefits as of September 30, 2022	$4,904

Impairment of Property, Plant and Equipment

As a result of the Reorganization Plan, the Company determined that sufficient indicators exist to trigger the performance of an interim long-lived asset impairment analysis as of September 30, 2022. In the third quarter of 2022, the Company tested the recoverability of its asset group using entity-specific undiscounted cash flows. Based on these undiscounted cash flows, the Company concluded the undiscounted future cash flows expected to result from the use and eventual disposition of its long-lived assets were less than the carrying value of the asset group. Therefore, the Company measured the long-lived asset impairment as the amount by which the carrying value of the asset group exceeds its fair value. The loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group did not reduce the carrying value of that asset below its fair value. The fair value of the asset group was determined from a third-party commercial real estate appraisal which represents a Level 3 fair value measurement.

Additionally, in conjunction with its Reorganization Plan, the Company committed to a plan to actively sell specific assets within its asset group, primarily of its laboratory equipment and furniture and fixtures. The laboratory equipment and furniture and fixtures met all of the prescribed criteria required to classify it as held for sale. At September 30, 2022, $4.3 million of laboratory equipment and furniture and fixtures was classified as held for sale as current assets on the condensed consolidated balance sheet as the disposal is expected to be consummated within one year of the balance sheet date and the Company does not expect to use the sale proceeds to reduce any long-term borrowings. The sale is expected to be completed by January 31, 2023.

For the three and nine months ended September 30, 2022, the Company recorded impairment charges of $17.8 million. The long-lived asset impairment charge was recorded within restructuring and impairment charges on the condensed consolidated statements of operations and comprehensive loss and as a reduction to the related asset balances on the condensed consolidated balance sheets.

See Note 4 for property, plant and equipment, net and assets held for sale carrying amounts after the effects of impairment charges and held for sale reclassifications.

Contract Termination Costs

The discontinuation of the RTX-240 and RTX-224 clinical trials resulted in the termination of vendor contracts before the end of their term, as well as costs that continue to be incurred under certain contracts with no future economic benefit to the Company. The Company recognized these contract termination costs in full in the current period. During the three and nine months ended September 30, 2022, the Company incurred $6.6 million of contract termination costs, which it estimates to be the full amount of such costs to be incurred related to the Reorganization Plan.

The following table shows the liability related to contract termination costs as of September 30, 2022:

Contract Termination Costs
Accrued contract termination costs	$—
Contract termination costs incurred during the period	6,598
Amounts paid or otherwise settled during the period	(2,007)
Accrued contract termination costs as of September 30, 2022	$4,591
12. Subsequent Events

Strategic Plan

On November 2, 2022, the Company announced that, in light of the Company’s financial condition, including the repayment and termination of its $75.0 million credit facility with SLR Investment Corp., and the early stage of its programs, its Board of Directors approved a plan to review strategic alternatives, including a sale or merger of the Company or one or more sales of its assets, and to significantly and immediately reduce its operations. In connection with the Strategic Plan, the Company has terminated 42 of its employees (representing 82% of its current employee base), leaving a core team of individuals to lead the strategic review process.

The Company expects that these measures will reduce its operating expenses with the goal of allowing the Company to pursue any viable strategic alternatives. As a result of the Plan, the Company estimates that it will incur charges of approximately $4.4 million in the fourth quarter of 2022, which include termination benefits principally comprised of severance payments.

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
As such, the following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on February 25, 2022, and should also take into account our recently announced Strategic Plan described below. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties, including risks associated with our Strategic Plan. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company that is developing an entirely new class of cellular medicines called RCTs, for the treatment of cancer and autoimmune diseases.
On November 2, 2022, we announced that, in light of our financial condition, including the repayment and termination of our $75.0 million credit facility with SLR Investment Corp., and the early stage of our programs, our Board of Directors approved a plan to review strategic alternatives, including a sale or merger of the Company or one or more sales of our assets, and to significantly and immediately reduce our operations (the “Strategic Plan”). In connection with the Strategic Plan, we have terminated 42 of our employees (representing 82% of our current employee base), leaving a core team of individuals to lead the strategic review process.

Our ability to pursue the research and clinical development activities and other initiatives discussed in this report will require significant funding, which is unlikely to be available, or may only be pursued if we are able to successfully complete a strategic alternative.

Although we have ceased enrolling patients, with more than 80 patients dosed across three clinical trials to date, we demonstrated that engineered red blood cells, or RBCs, can be manufactured at scale and observed initial evidence of tolerability clinical activity in certain cancer patients, including evidence of tumor shrinkage and prolonged stable disease in PD-(L)-1 refractory solid tumors. Based on these early findings, we firmly believe in the potential of RCTs for the treatment of cancer and autoimmune diseases.
Following careful review of recent technical progress in an alternative format for making RCTs, we believe that this alternative process has the potential for substantive improvements over our existing RED PLATFORM, and, therefore, continued investment in our two current clinical candidates is no longer justified. In September 2022, we announced a new strategic reorganization plan focused on advancing a next generation RBC-based cell conjugation platform and related cost-saving measures.
This next generation platform has the potential to improve upon the benefits of our existing RED PLATFORM, with the potential for greater efficacy and enhanced versatility, while maintaining a favorable tolerability profile. As a result, we have discontinued our ongoing Phase 1 clinical trials of RTX-240 and RTX-224 for the treatment of advanced solid tumors and restructured the organization to support advancing drug candidates based on the next generation platform.

Next Generation Red Blood Cell-Based Cell Conjugation Platform Overview

The next generation platform leverages chemical conjugation to produce RCTs. Cell conjugation creates a covalent link between the cell surface and the molecule of interest. Compared to our existing RED PLATFORM, this new approach is intended to:

•deliver a higher effective dose by enabling a longer circulation time and/or administering a higher cell dose;
•be more versatile, enabling the conjugation of different payloads, immunomodulatory agents, small molecules and proteins on the cell for enhanced potency; and

•reduce the cost of goods manufacturing by utilizing blood-banked RBCs versus biologically engineering and differentiating early progenitor cells into reticulocytes that express proteins.

These attributes have the potential to result in greater efficacy, a similar safety profile given the restricted biodistribution of RBCs to the spleen and vasculature, and a significant reduction in overall cost structure.

Business & Strategy Update

To enable continued investment in the new platform, we had restructured our business and implemented a series of cost-saving measures. These measures include:

•implementing an approximately 75% reduction in workforce, primarily focused on clinical development, manufacturing and general and administrative personnel;
•discontinuing our ongoing Phase 1 clinical trials of RTX-240 and RTX-224 for the treatment of advanced solid tumors; and
•exploring the sale of our manufacturing facility in Smithfield, Rhode Island.

With these cost-saving measures, together with the implementation of the Strategic Plan, our operations are significantly reduced and will be focused on maintaining the new platform and related preclinical programs for purposes of exploring strategic alternatives.

Overview of Discontinued Clinical Programs

Phase 1/2 Clinical Trial of Monotherapy RTX-240

36 patients were dosed in the monotherapy arm of the Phase 1/2 clinical trial of RTX-240 in advanced solid tumors. One patient with renal cell carcinoma remained on study with stable disease for more than one year after developing progressive disease on prior treatment with nivolumab. This patient was dose-escalated from the 3e10 x 3 + 1e10 Q3W dose level to the 5e10 Q3W dose level after Cycle 12. To date, RTX-240 has been well tolerated with no treatment-related Grade 3/4 adverse events (AEs) and no dose-limiting toxicities.

Phase 1 Clinical Trial of RTX-240 + Pembrolizumab in Advanced Solid Tumors

Sixteen patients were dosed in the dose-escalation/expansion portion of the Phase 1 clinical trial evaluating RTX-240 in combination with pembrolizumab in advanced solid tumors. One colorectal cancer patient remained on study with stable disease of greater than 4 months. To date, the combination of RTX-240 with pembrolizumab has been well tolerated with no treatment or investigator-identified immune-related Grade 3/4 AEs and no dose-limiting toxicities.

Phase 1 Clinical Trial of RTX-224 in Select Advanced Solid Tumors

Seven patients were dosed across two dose cohorts in the Phase 1 clinical trial evaluating RTX-224 in select advanced solid tumors, including non-small cell lung cancer, cutaneous melanoma, head and neck squamous cell carcinoma, urothelial (bladder) carcinoma and triple-negative breast cancer. To date, there have been no treatment-related Grade 3/4 AEs and no dose-limiting toxicities.

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
On July 20, 2018, we completed our IPO pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million after deducting underwriting discounts and commissions and other offering costs. In August 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Jefferies LLC and SVB Leerink LLC with respect to an at-the-market, or ATM, offering program under which we were able to offer and sell, from time to time at our sole discretion, shares of our common stock, having aggregate gross proceeds of up to $100.0 million. No shares of common stock were issued and sold pursuant to the Distribution Agreement, which expired in accordance with its terms on August 21, 2022, and the applicable registration statement is no longer effective. In March 2021, we completed an underwritten public offering, or the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs. In October 2022, pursuant to a payoff letter, we voluntarily prepaid approximately $75.7 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under our loan agreement.
Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $159.5 million for the nine months ended September 30, 2022 and $196.5 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $836.5 million. Further, our cash resources have been significantly depleted due to the $75.7 million used to extinguish our long-term debt and satisfy our obligations under the loan and security agreement with SLR Investment Corp. As noted elsewhere in this report, there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern. Further, our recently announced Strategic Plan will significantly reduce our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. If we were able to continue our operations long-term, we would expect that our expenses and capital requirements would increase in connection with our ongoing activities, particularly if, and as, we:

•continue to discover and develop additional product candidates;
•conduct preclinical studies and clinical trials for any product candidates we may develop and to the extent we continue to experience delays, setbacks or disruptions to our preclinical studies or supply chain due to the ongoing COVID-19 pandemic;
•further develop our next generation red blood cell-based conjugation platform;
•maintain, expand and protect our intellectual property portfolio;
•hire additional clinical, scientific, manufacturing and commercial personnel;
•establish a clinical and commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;
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
We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for any product candidates we may develop. If we obtain regulatory approval for any such product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to continue to incur costs associated with operating as a public company.
As a result of the Reorganization and Strategic Plans, our current financial resources and currently forecasted operating plan would allow us to operate into the first quarter of 2023. We expect our Strategic Plan will reduce our operating expenses with the goal of allowing us to pursue any viable strategic alternatives. There is no guarantee that this plan will be successful. We may not be able to successfully pursue any strategic alternatives and, even if certain strategic alternatives may be available, we cannot provide any assurance that the strategic alternatives review process will result in any particular alternative, transaction or value.
As of September 30, 2022, we had an accumulated deficit of $836.5 million, and cash and cash equivalents of $103.9 million. For the nine months ended September 30, 2022, we incurred a loss of $159.5 million and used $117.6 million of cash in operations. We expect that our operating losses and negative cash flows will continue for the foreseeable future. We have assessed our ability to continue as a going concern, and, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance our future operations, as of November 9, 2022, the issuance date of the interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2022, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.

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
See “—Liquidity and Capital Resources.”
Nasdaq Delisting Notification

On July 27, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (which we refer to as the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Select Market under the symbol “RUBY” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided a period of 180 calendar days, or until January 23, 2023 (which we refer to as the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending January 23, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
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
We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain, or even pursue, compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.
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
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our potential product candidates are successful and result in regulatory approval or license or collaboration agreements with third parties, we may generate revenue in the future from product sales, payments from collaboration or license agreements that we may enter into with third parties, or any combination thereof.
Operating Expenses
Research and Development Expenses
Research and development expenses consist of costs incurred for our research activities, including our drug discovery efforts, and the development and manufacturing of our pipeline products and discontinued product candidates, which include:
•employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
•expenses incurred in connection with the preclinical and clinical development of future product candidates and wind-down of our discontinued product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;
•the cost of developing and scaling our manufacturing process and manufacturing future product candidates and discontinued product candidates for use in our preclinical studies and clinical trials, including those produced in our manufacturing facility as well as components that are produced under agreements with third parties, such as consultants, contractors and any contract manufacturing organizations, or CMOs, that we may engage;
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

Our direct research, manufacturing and development expenses are tracked on a program-by-program basis. These consist mostly of fees, reimbursed materials, testing and other costs paid to consultants, contractors, CMOs and CROs, as well as the cost of materials incurred for internal manufacturing. In addition, we allocate the cost of operating our manufacturing facility to research and development program costs, consisting of associated personnel costs, other than stock-based compensation expense, and manufacturing facility costs, including depreciation. We do not allocate costs associated with our platform development, early-stage research and shared research and development, including associated personnel costs, laboratory supplies, non-manufacturing facilities expenses and other indirect costs, to research and development programs, because these costs are deployed across multiple programs and our technology platform and, as such, are not separately classified.
The successful development and commercialization of our potential product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:
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
•our ability to consistently manufacture any product candidates we may develop for use in future clinical trials;
•our ability to secure manufacturing supply through relationships with third parties;
•our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•our ability to protect our rights in our intellectual property portfolio;
•our ability to successfully commercialize any product candidates we may develop, if and when approved;
•our ability to obtain and maintain third-party insurance coverage and adequate reimbursement;
•the acceptance of any product candidates we may develop, if approved, by patients, the medical community and third-party payors;
•competition with other products; and
•a continued acceptable safety profile of our therapies following approval.
A change in the outcome of any of these variables with respect to the development of any of product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

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
Restructuring and Impairment Charges
In September 2022, the Company undertook certain operational and organizational steps in connection with our new strategic Reorganization Plan and related cost-saving measures. These measures included discontinuing the ongoing clinical trials of RTX-240 and RTX-224 for the treatment of advanced solid tumors and reducing the Company's overall workforce by approximately 75%.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	24,229	38,014	(13,785)
General and administrative	7,301	12,035	(4,734)
Restructuring and impairment charges	30,052	—	30,052
Total operating expenses	61,582	50,049	11,533
Loss from operations	(61,582)	(50,049)	(11,533)
Other income (expense):
Interest income	392	23	369
Interest expense	(1,736)	(1,711)	(25)
Other income, net	53	2,721	(2,668)
Total other income (expense), net	(1,291)	1,033	(2,324)
Net loss	$(62,873)	$(49,016)	$(13,857)
Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Research and development program expenses:
Cancer	$11,061	$20,181	$(9,120)
Platform development, early-stage research and unallocated expenses:
Personnel-related	3,824	7,111	(3,287)
Stock-based compensation expense	2,266	3,408	(1,142)
Contract research and development	2,297	2,242	55
Laboratory supplies and research materials	1,096	1,226	(130)
Facility-related and other	3,685	3,846	(161)
Total research and development expenses	$24,229	$38,014	$(13,785)
Research and development expenses were $24.2 million for the three months ended September 30, 2022, compared to $38.0 million for the three months ended September 30, 2021. The decrease in research and development program expenses of $9.1 million relates to the deprioritization of RTX-321 and RTX-240 AML and monotherapy studies. This decrease was partially offset by an increase in clinical costs related to RTX-224 that were incurred prior to the discontinuation of the ongoing clinical trials of RTX-240 and RTX-224 for the treatment of advanced solid tumors. We expect these costs to continue to decrease in future periods due to the discontinuation of these clinical trials. Platform development, early-stage research and unallocated expenses decreased by $4.7 million primarily due to a decrease of $3.3 million in personnel-related expenses due to headcount reductions in research and development functions during 2022 and a $1.1 million reduction in stock-based compensation expense related to the decrease in the market price of our common stock, resulting in a lower valuation of stock options granted in 2022. Additionally, facility-related and other expenses decreased by $0.2 million related to lower spend on non-capitalized software costs and a reduction in building operating costs in the current year.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel-related	$1,859	$3,408	$(1,549)
Stock-based compensation expense	1,532	4,781	(3,249)
Professional and consultant fees	2,228	2,230	(2)
Facility-related and other	1,682	1,616	66
Total general and administrative expenses	$7,301	$12,035	$(4,734)
General and administrative expenses were $7.3 million for the three months ended September 30, 2022, compared to $12.0 million for the three months ended September 30, 2021. The decrease in general and administrative expenses of $4.7 million was primarily due to a decrease in stock-based compensation expense of $3.2 million, which was driven by stock option awards that fully vested during the second half of 2021 and first half of 2022, as well as a reduction in the market price of our common stock, resulting in a lower valuation of stock options granted in 2022. Additionally, personnel-related expenses decreased by $1.5 million due to headcount reductions in general and administrative functions during 2022.
Restructuring and Impairment Charges

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Employee termination benefits	$5,667	$—	$5,667
Impairment of property, plant and equipment	17,787	—	17,787
Contract termination costs	6,598	—	6,598
Total restructuring and impairment charges	$30,052	$—	$30,052
During the three months ended September 30, 2022, we recorded charges of $5.7 million, $17.8 million and $6.6 million related to employee termination benefits, impairment of property, plant and equipment and contract termination costs, respectively, due to the strategic Reorganization Plan we initiated in the third quarter of 2022. We paid or otherwise settled $2.8 million of employee termination benefits and contract termination costs during the three months ended September 30, 2022 and expect to pay or otherwise settle approximately $12.9 million in total to implement the strategic Reorganization Plan.
Interest Income
Interest income was $0.4 million for the three months ended September 30, 2022, compared to less than $0.1 million for the three months ended September 30, 2021. Interest income increased due to higher prevailing interest rates.
Interest Expense
Interest expense was $1.7 million for the three months ended September 30, 2022, compared to $1.7 million for the three months ended September 30, 2021. The change in interest expense was not significant during the period.
Other Income, Net
Other income, net was $0.1 million for the three months ended September 30, 2022, compared to $2.7 million for the three months ended September 30, 2021. The decrease in other income, net was due to the monetization of certain tax credits during the prior period.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	95,526	101,763	(6,237)
General and administrative	29,772	39,126	(9,354)
Restructuring and impairment charges	30,052	—	30,052
Total operating expenses	155,350	140,889	14,461
Loss from operations	(155,350)	(140,889)	(14,461)
Other income (expense):
Interest income	695	75	620
Interest expense	(4,995)	(4,771)	(224)
Other income, net	124	4,059	(3,935)
Total other income (expense), net	(4,176)	(637)	(3,539)
Net loss	$(159,526)	$(141,526)	$(18,000)
Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Research and development program expenses:
Rare disease	$—	$197	$(197)
Cancer	44,990	51,778	(6,788)
Platform development, early-stage research and unallocated expenses:
Personnel-related	20,057	20,437	(380)
Stock-based compensation expense	7,959	8,995	(1,036)
Contract research and development	7,052	5,278	1,774
Laboratory supplies and research materials	4,707	3,791	916
Facility-related and other	10,761	11,287	(526)
Total research and development expenses	$95,526	$101,763	$(6,237)
Research and development expenses were $95.5 million for the nine months ended September 30, 2022, compared to $101.8 million for the nine months ended September 30, 2021. The decrease in research and development program expenses of $7.0 million related to the deprioritization of RTX-321 and RTX-240 AML and monotherapy studies. This decrease was partially offset by an increase in clinical costs related to RTX-224 that were incurred prior to the discontinuation of the ongoing clinical trials of RTX-240 and RTX-224 for the treatment of advanced solid tumors. We expect these costs to continue to decrease in future periods due to the discontinuation of these clinical trials. Platform development, early-stage research and unallocated expenses increased by $0.7 million principally due to an increase of $1.8 million in contract research and development and $0.9 million in laboratory supplies and research materials for drug discovery activities and platform development. These increases were offset by a decrease of $1.0 million in stock-based compensation expenses related to the decrease in the market price of our common stock, resulting in a lower valuation of stock options granted in 2022, and a reduction in facility-related and other expenses of $0.5 million due to lower spend on non-capitalized software costs and a reduction in building operating costs in the current year.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel-related	$8,741	$9,961	$(1,220)
Stock-based compensation expense	9,141	17,433	(8,292)
Professional and consultant fees	6,910	6,745	165
Facility-related and other	4,980	4,987	(7)
Total general and administrative expenses	$29,772	$39,126	$(9,354)
General and administrative expenses were $29.8 million for the nine months ended September 30, 2022, compared to $39.1 million for the nine months ended September 30, 2021. The decrease in general and administrative expenses of $9.4 million was primarily due to a decrease in stock-based compensation expense of $8.3 million, which was driven by stock option awards that fully vested during the second half of 2021 and first half of 2022, as well as a reduction in the market price of our common stock, resulting in a lower valuation of stock options granted in 2022. Additionally, personnel-related expenses decreased by $1.2 million driven by headcount reductions in general and administrative functions during 2022.
Restructuring and Impairment Charges

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Employee termination benefits	$5,667	$—	$5,667
Impairment of property, plant and equipment	17,787	—	17,787
Contract termination costs	6,598	—	6,598
Total restructuring and impairment charges	$30,052	$—	$30,052
During the nine months ended September 30, 2022, we recorded charges of $5.7 million, $17.8 million and $6.6 million related to employee termination benefits, impairment of property, plant and equipment and contract termination costs, respectively, due to the strategic Reorganization Plan we initiated in the third quarter of 2022. We paid or otherwise settled $2.8 million of employee termination benefits and contract termination costs during the three months ended September 30, 2022 and expect to pay or otherwise settle approximately $12.9 million in total to implement the strategic Reorganization Plan.

Interest Income
Interest income was $0.7 million for the nine months ended September 30, 2022, compared to $0.1 million for the nine months ended September 30, 2021. Interest income increased due to higher prevailing interest rates.
Interest Expense
Interest expense was $5.0 million for the nine months ended September 30, 2022, compared to $4.8 million for the nine months ended September 30, 2021. Interest expense increased due to higher prevailing interest rates.
Other Income, Net
Other income, net was $0.1 million for the nine months ended September 30, 2022, compared to $4.1 million for the nine months ended September 30, 2021. The decrease in other income, net was principally due to the monetization of certain tax credits during the prior period.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates we may develop for several years, if at all.

To date, we have funded our operations with proceeds from the sale of preferred stock, with the issuance of debt, with proceeds from our IPO and, most recently, with proceeds from our March 2021 Offering, described and defined further below. In July 2018, we completed our IPO, pursuant to which we issued and sold 12,055,450 shares of common stock, inclusive of 1,572,450 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received proceeds of $254.3 million, after deducting underwriting discounts and commissions and other offering costs. In December 2018, we entered into a loan and security agreement, which was amended in June 2021, and provides for aggregate borrowings of up to $75.0 million. As of September 30, 2022, $75.0 million was outstanding under the agreement. In March 2021, we completed the March 2021 Offering, pursuant to which we issued and sold 6,896,552 shares of common stock. We received proceeds of $187.2 million, after deducting underwriting discounts and commissions and other offering costs. As of September 30, 2022, we had cash and cash equivalents of $103.9 million. In October 2022, pursuant to a payoff letter, we voluntarily prepaid approximately $75.7 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under the Loan Agreement, considerably depleting our cash resources. As noted elsewhere in this report, there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern, and we have recently announced our Strategic Plan which significantly reduced our operations, which will be focused on pursuing strategic alternatives.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(117,625)	$(107,905)
Cash provided by (used in) investing activities	(4,733)	82,720
Cash provided by financing activities	232	198,037
Net increase (decrease) in cash, cash equivalents and restricted cash	$(122,126)	$172,852
Operating Activities
During the nine months ended September 30, 2022, operating activities used $117.6 million of cash, primarily resulting from our net loss of $159.5 million, offset by net non-cash charges of $41.0 million, predominantly consisting of impairment charges and stock-based compensation expense. Net cash used in our operating assets and liabilities for the nine months ended September 30, 2022 consisted of a net increase in prepaid expenses and other current assets, operating lease, and right-of-use assets of $5.0 million, offset by an $4.1 million decrease in accounts payable, accrued expenses and other current liabilities, other long-term liabilities and operating lease liabilities.
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
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $4.7 million, consisting of purchases of investments of $78.4 million and purchases of property, plant and equipment of $5.0 million, offset by sales and maturities of investments of $78.8 million. Our cash purchases of property, plant and equipment primarily relate to the purchase of computer and laboratory equipment installed in our manufacturing facility in Smithfield, Rhode Island and our laboratory space in Cambridge, Massachusetts.
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

Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities of $0.2 million consisted of proceeds received from issuance of common stock upon exercise of stock options of $0.2 million.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments (1)	$40,735	$9,212	$15,311	$7,985	$8,227
Debt obligations (2)	96,005	6,100	56,851	33,054	—
Total	$136,740	$15,312	$72,162	$41,039	$8,227
(1)    Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under two operating lease agreements that expire in January 2027 and August 2028, respectively.
(2)    Amounts in table reflect the contractually required principal and interest payments payable under the Loan Agreement. For purposes of this table, the interest due under the Loan Agreement was calculated using an assumed interest rate of 9.39% per annum, which was the interest rate in effect as of September 30, 2022.
Loan and Security Agreement
In December 2018, or the Closing Date, we entered into a loan and security agreement (the Original Loan Agreement, or, as amended, the Loan Agreement) with SLR Investment Corp., or SLR, (formerly Solar Capital Ltd.) as collateral agent for the lenders party thereto for an aggregate principal amount of $75.0 million. The aggregate principal amount was funded in three tranches of term loans of $25.0 million each, on the Closing Date, in June 2019, and in June 2020. On October 13, 2022, we entered into a payoff letter with SLR, under which we voluntarily prepaid SLR approximately $75.7 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under the Loan Agreement. The payoff letter also provided for the termination of all commitments and obligations under the Loan Agreement and release of all liens held by SLR on our assets.

Common Stock Sales Agreement
On August 1, 2019, we entered into a Distribution Agreement, or the Distribution Agreement, with multiple sales agents, pursuant to which the Company was able to offer and sell to or through the agents, from time to time, shares of the Company's common stock, par value $0.001 per share, having an aggregate gross sales price of up to $100.0 million. No shares of the Company's common stock were sold under the Distribution Agreement, which expired in accordance with its terms on August 21, 2022, and the applicable registration statement is no longer effective.
Funding Requirements
If we conduct the activities necessary to advance potential product candidates through development our expenses, to the extent we are able to support such operations, will increase substantially. The timing and amount of our operating and capital expenditures will depend largely on:

•the timing and progress of preclinical and clinical development activities;
•the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of any future product candidates;

•the timing and outcome of regulatory review of any product candidates we may develop;
•the continued impact of the ongoing COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof, on our operations;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•changes in laws or regulations applicable to any product candidates we may develop, including but not limited to clinical trial requirements for approvals;
•developments concerning our key vendors;
•our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
•the costs associated with manufacturing clinical supply of any product candidates we may develop;
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
Until such time, if ever, as we can generate substantial product revenue, we would need to finance our operations through a combination of public and private equity financings, debt financings, liquidation of assets no longer in use, strategic alliances and marketing, distribution and licensing arrangements, and our ability to do so is highly speculative. To the extent that we are able to raise additional capital through the sale of equity or convertible debt securities (which is unlikely given our current financial position), investors’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect investors’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. We implemented certain cost reduction actions in September 2022, which are intended to focus our capital on advancing our next generation red blood cell technology platform. If we are unable to obtain additional funding, we will implement further cost reduction actions that will delay, scale back or discontinue some or all of our research and development programs and technology platform activities in order to preserve cash. These actions are likely to adversely affect our business prospects.

As of September 30, 2022, we had an accumulated deficit of $836.5 million, and cash and cash equivalents of $103.9 million. For the nine months ended September 30, 2022, we incurred a loss of $159.5 million and used $117.6 million of cash in operations. We expect that our operating losses and negative cash flows will continue for the foreseeable future. We have assessed our ability to continue as a going concern and, based on our recurring losses from operations incurred since inception, the early payoff of our SLR Loan Agreement, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance our future operations (which will be challenging if not impossible given our financial position), as of November 9, 2022, the issuance date of the interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2022, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2022, we had cash and cash equivalents of $103.9 million, which consisted of cash and money market accounts. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
As of September 30, 2022, we had $75.0 million of borrowings outstanding under the Loan Agreement. Interest on the outstanding borrowings under the Loan Agreement accrues at a rate of 5.50%, plus the greater of 2.10% or the one-month U.S. LIBOR rate. An immediate 10% change in the one-month U.S. LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.
On October 13, 2022, we entered into a payoff letter with SLR, under which we voluntarily prepaid SLR approximately $75.7 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under the Loan Agreement. The payoff letter also provided for the termination of all commitments and obligations under the Loan Agreement and release of all liens held by SLR on our assets.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe, Canada and China. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor, research supplies and materials and manufacturing raw materials. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks related to our financial condition and capital requirements
We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern, and our cash has been significantly depleted by our recent payoff of the SLR loan. Further, we have recently announced a strategic plan, which significantly reduced our operations to focus on our pursuit of strategic alternatives.
As of November 9, 2022, the issuance date of the interim condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Quarterly Report on Form 10-Q. As of September 30, 2022, we have incurred a cumulative net loss of $836.5 million. During the nine months ended September 30, 2022, we recorded a net loss of $159.5 million. In addition, during the nine months ended September 30, 2022, we used $122.4 million in operating and investing activities resulting in a cash and cash equivalents balance of $103.9 million as of September 30, 2022, without taking into account the early payoff of our SLR Loan Agreement, which used $75.7 million of our available cash and cash equivalents. As a result, our existing cash resources are not sufficient to meet our anticipated needs over the next twelve months from the date hereof, even after taking into account our significantly reduced operations, and we would need to raise additional capital to continue our operations and to implement our business plan, which capital is unlikely to be available on favorable terms or at all.

Our operating history and near-term forecast of incurring net losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. If we raise funds from the issuance of equity securities (which will be challenging if not impossible in light of our financial position), substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing (also challenging in light of our financial position), the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all. Our cash position has required us to delay and scale back our development programs and other activities and liquidate certain assets to remain afloat. If we continue to have insufficient funds, particularly if we are unable to undertake any strategic alternative, we may be required to cease our operations altogether.

With the implementation of our Strategic Plan, our primary goal is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to seek to realize value for our platform and programs. Our ability to identify and complete such a strategic alternative is highly speculative, and such transactions can be costly to pursue and implement.

Our ability to pursue the research and clinical development activities and other initiatives discussed in the following risk factors and elsewhere in this report will require significant funding, which is unlikely to be available, or may only be pursued if we are able to undertake a strategic alternative.

The Company cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

We have significantly reduced our employee base and operations.

In September 2022, we announced a corporate restructuring that will result in a 75% reduction in workforce and refocused the Company's efforts on preclinical research and platform development. In November 2022, we announced the Strategic Plan, significantly reducing our operations and personnel and shifting our focus to a review of strategic alternatives Following these restructurings, we have only nine full-time employees who are focused on reviewing and, if appropriate, pursuing strategic alternatives. Despite this focus, pursuing any strategic alternatives, which we cannot guarantee will be available on favorable terms or at all, is costly and time consuming. If we are unable to identify and pursue a strategic alternative, we may have to cease operations altogether. Even if we were able to obtain additional financing or consummate a strategic alternative such as a merger or sale of the company, we may be unable to resume the research and development efforts and other potential growth initiatives that were curtailed as a result of our cost-reduction plans, which efforts would be critical to any future growth of our business. Further, if our corporate restructuring is not executed successfully, it could have material adverse effects on the effectiveness of our internal control over financial reporting.

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a preclinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. For the nine months ended September 30, 2022 and 2021, we reported net losses of $159.5 million and $141.5 million, respectively. As of September 30, 2022, we had an accumulated deficit of $836.5 million. Further, our cash resources have been significantly depleted, including because of the $75.7 million used to extinguish our long-term debt and satisfy our obligations under the loan and security agreement with SLR Investment Corp. As noted elsewhere in this report, there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern, and we have recently announced our Strategic Plan which significantly reduced our operations, which will be focused on pursuing strategic alternatives.

As a result of the Strategic Plan, our current financial resources and currently forecasted operating plan would allow us to operate into the first quarter of 2023. We expect our Strategic Plan will reduce our operating expenses with the goal of allowing us to pursue any viable strategic alternatives. There is no guarantee that this plan will be successful. We may not be able to successfully pursue any strategic alternatives and, even if certain strategic alternatives may be available, we cannot provide any assurance that the strategic alternatives review process will result in any particular alternative, transaction or value.

If we were able to continue our operations long-term, we would expect to continue to incur significant expenses and operating losses for at least the next several years. If we were able to continue our operations long-term, we would expect that our expenses and capital requirements would increase in connection with our ongoing activities, particularly if, and as, we:

•conduct preclinical studies and clinical trials for our potential product candidates and if we continue to experience delays, setbacks or disruptions to our preclinical studies or other operations due to the ongoing COVID-19 pandemic, including from any subsequent outbreak whether or not due to emerging variants thereof;
•further develop our next generation red blood cell platform;
•continue to discover and develop potential product candidates;
•maintain, expand and protect our intellectual property portfolio;
•establish clinical and commercial manufacturing sources, as applicable, and secure supply chain capacity sufficient to provide clinical supply for any product candidates that we may develop and commercial quantities of any product candidates for which we may obtain regulatory approval;
•acquire or in-license product candidates and technologies;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;

•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and
•add scientific, clinical, operational, regulatory, financial and management information systems and personnel, including personnel to support our product development and future commercialization efforts, as well as any additional infrastructure necessary to function as a public company.
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
Even if we succeed in commercializing one or more product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We will require additional capital to fund our operations and if we fail to obtain necessary financing (which will be challenging if not impossible to obtain), we will not be able to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception and our available cash has been substantially depleted in light of our October 2022 repayment under the SLR Loan Agreement. We would have to spend substantial amounts to conduct research and development and preclinical or nonclinical testing and studies and clinical trials, to build a supply chain, to seek regulatory approvals for any product candidates we may develop and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of September 30, 2022, we had $103.9 million of cash and cash equivalents, without taking into account our early payment of amounts outstanding under our Loan Agreement with SLR. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital (which is unlikely to be available in light of our financial position) in order to complete preclinical and clinical development of any of our current and future programs, if we are able to pursue such initiatives. Our monthly spending levels will vary based on our pursuit of strategic alternatives.

Future financing is unlikely to be available at all, or in sufficient amounts or on terms acceptable to us. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline even further. We implemented certain cost reduction actions in April and September 2022, respectively, which were intended to focus our capital on advancing our cancer and autoimmune programs and technology platform. If we are unable to obtain additional funding (which will be challenging given our financial position), we will implement further cost reduction actions that delay, scale back or discontinue some or all of our research and development programs and technology platform activities in order to further extend our forecasted cash runway, or may need to cease operations altogether. These actions could significantly harm our business, prospects, financial condition and results of operations, cause the price of our common stock to decline, or even result in holders of our common stock and other securities suffering a total loss of their investment.
If we were able to raise additional capital, such capital may cause dilution to our existing stockholders or require us to relinquish rights to our technologies or product candidates.
To the extent that we are able to raise additional capital through the sale of common stock or securities convertible into, or exchangeable for, common stock, our stockholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder.

If we raise additional funds through licensing, marketing or distribution arrangements or other collaborations or strategic alliances with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams or research programs or grant licenses on terms unfavorable to us. We also could be required to seek collaborators for one or more of our future product candidates at an earlier stage than otherwise would be desirable.

We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission, or the SEC, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million (as of September 30, 2022) of our common stock, preferred stock, debt securities, warrants or units. Future sales of securities under the registration statement (or otherwise) would result in dilution of our stockholders and could have a negative impact on our stock price.
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

In addition, our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or abandon the development or commercialization of one or more of our future product candidates or one or more of our other research and development initiatives. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Geopolitical developments, such as the Russian invasion of Ukraine or deterioration in the bilateral relationship between the United States and China, may impact government spending, international trade and market stability, and cause weaker macro-economic conditions. The impact of these developments, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets, which in turn could adversely impact our operations and weaken our financial results. Russia’s invasion of Ukraine, which has persisted for months, and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. The continuing conflict has had a significant impact on the global supply chain, impeding the flow of goods and fueling dramatic cost increases and product shortages, which could adversely affect our supply chain as well. Further, state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our and our suppliers’ ability to maintain or enhance key cyber security and data protection measures.

Certain political developments may also lead to uncertainty to regulations and rules that may materially affect our business. For example, Brexit could result in the United Kingdom or the European Union significantly altering its regulations affecting the clearance or approval of any product candidates that may in the future be developed in the United Kingdom. Any new regulations could add time and expense to the conduct of our business, as well as the process by which any future product candidates receive regulatory approval, if any, in the United Kingdom, the European Union and elsewhere.

As of September 30, 2022, we had cash and cash equivalents of $103.9 million, without taking into account the early payoff of our SLR Loan Agreement. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives, and our stock price is likely to suffer as a result of our overall financial condition. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Recent increases in interest rates may increase our borrowing costs.

To meet our liquidity needs, we have relied in part on borrowed funds, and may continue to do so in the future, if available. Continued increases in interest rates may increase the cost of any indebtedness we may incur in the future, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

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

In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits, or NOLs or credits (including federal research and development tax credits), to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, including in connection with our earlier private placements, IPO, our March 2021 underwritten offering and other transactions. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize our NOLs and our credits. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under this section captioned “Risk factors—Risks related to our financial condition and capital requirements,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code.

Risks related to future performance

We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

We were formed in 2013, have no products approved for commercial sale and have not generated any revenue from product sales. We are early in our development efforts for our oncology and autoimmune programs, each of which will require additional preclinical research and development, clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, any product candidates we may develop must be approved for marketing by the FDA or certain other health regulatory agencies, such as the EMA, before we may commercialize any product. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of product candidates, which may never occur.

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

In addition, as an early-stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, including, for example, the manufacturing and enrollment challenges we faced in connection with our Phase 1b clinical trial for RTX-134, which we discontinued in March 2020, and the clinical development challenges we faced in connection with our Phase 1 trials for RTX-224 and RTX-240, which we discontinued in September 2022, and RTX-321, which we discontinued in May 2022.

With the implementation of our Strategic Plan, our primary goal is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to seek to realize value for our platform and programs. Our ability to identify and complete such a strategic alternative is highly speculative, and such transactions can be costly to pursue and implement.

Our ability to pursue the research and clinical development activities and other initiatives discussed in our risk factors and elsewhere in this report will require significant funding, which is unlikely to be available, or may only be pursued if we are able to undertake a strategic alternative.

The Company cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

Our business is highly dependent on the success of our preclinical programs targeting cancer and autoimmune diseases. Any of our product candidates that we may develop will require significant additional nonclinical, preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depends on our ability to obtain regulatory approval of and then successfully launch and commercialize product candidates targeting cancer and autoimmune diseases that may be selected from our preclinical programs. If we were to continue or resume such activities, we may experience delays or setbacks in advancing any such product candidates, including the inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials and complications surrounding trial execution, such as complexities surrounding trial design, establishing trial protocols and interpretability of results, clinical site access and initiation, patient recruitment and enrollment, quality and supply of clinical doses, safety issues, or a lack of clinically relevant activity. For example, we encountered manufacturing and enrollment challenges in connection with our Phase 1b clinical trial for our discontinued product candidate, RTX-134, and clinical development challenges with our Phase 1 clinical trials for our discontinued product candidates RTX-224, RTX-240 and RTX-321.

All of our pipeline products are in the early stages of development and will require additional nonclinical and preclinical development, clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. If any product candidates we may develop encounter safety, efficacy, supply or manufacturing problems, developmental or unexpected delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

The successful development of cellular therapeutics, such as our Red Cell Therapeutics, is highly uncertain.

Successful development of cellular therapeutics, such as the RCTs that we have been developing, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Cellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

In addition, if any of our future product candidates are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration and will need to comply (or ensure that our third-party providers comply) with current good manufacturing practices, or cGMPs, for the commercial supply of such product, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly and any failure to comply or other issues with our product candidates post-approval could have a material adverse effect on our business, financial condition and results of operations.

Our future product candidates are based on a new technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Our red blood cell technology is relatively new and no products that use red blood cell-based cell conjugation technology have been approved to date in the United States, the United Kingdom, or the European Union. As such, it is difficult to accurately predict the challenges we may experience with any of our future product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials.

In addition, because we have not completed any clinical trials, we have not yet been able to meaningfully assess safety of our red blood cell technology in humans, and there may be short-term or long-term effects from treatment with any product candidates that we may develop that we cannot predict at this time. Further, animal models may not exist for some of the diseases we choose to pursue in our programs. Cellular therapies, such as the potential product candidates we have been developing, have a limited circulating time in animals as they are recognized as foreign by the host animal and therefore cleared by the complement-mediated reticuloendothelial system, which limits the safety and toxicology assessments that we can conduct in preclinical studies.

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our next generation red blood cell platform, or any similar or competitive cellular technologies, will result in the successful identification, development, and regulatory approval of any product candidates. Any development problems we experience in the future related to our red blood cell platform or any of our research programs could cause significant delays or unanticipated costs and may be challenging or impossible to resolve. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. Because no product that uses red blood-cell based cell conjugation technology has been approved to date by regulators, the regulatory approval process and timeline for product candidates such as our future product candidates are uncertain and may be more expensive and take longer than the approval process and timeline for product candidates based on other, better known or more extensively studied technologies. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for any product candidates we may develop in either the United States or the European Union or other regions of the world or how long it will take to commercialize any such product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could result in increased costs and decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including, if we were to continue or resume research and development activities, the following:

•the timing and cost of, and level of investment in, research and development activities relating to our pipeline products and any future product candidates, which will change from time to time;

•our ability to enroll patients in any future clinical trials and the timing of enrollment;

•the cost of manufacturing any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with any third-party manufacturers we may engage;

•expenditures that we may incur to acquire or develop product candidates and technologies;

•the timing and outcomes of preclinical studies and clinical trials for any product candidates we may develop or competing product candidates;

•competition from existing and potential future products that compete with any product candidates we may develop, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•any delays in regulatory review or approval of any product candidates we may develop;

•the level of demand for any future product candidates for which we obtain regulatory approval, which may fluctuate significantly and be difficult to predict;

•the risk/benefit profile, cost and reimbursement policies with respect to any future product candidates for which we obtain regulatory approval, and existing and potential future products that compete with any product candidates we may develop;

•our ability to commercialize any future product candidates for which we obtain regulatory approval, inside and outside of the United States, either independently or working with third parties;

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of the product candidates we may develop. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our future product candidates. Similarly, the EMA governs the development of cellular therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for cellular therapy products and require that we comply with these new guidelines. These and other regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. As we advance our potential product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Regulatory authorities in different jurisdictions do not always agree on required nonclinical or clinical data or other requirements for product development and approval and may provide contradictory guidance, thus potentially further complicating or delaying product development or approval. Additionally, any delays in the regulatory approval process resulting from the ongoing COVID-19 pandemic could increase our costs and negatively impact our ability to initiate or complete clinical trials and commercialize any future product candidates in a timely manner, if at all.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. The outcome of nonclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Successful completion of clinical trials is a prerequisite to submitting a BLA to the FDA, a marketing authorization application, or MAA, to the EMA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We do not know whether we will be able to commence any future clinical trials, or, if commenced, whether any such clinical trials will be completed on schedule, if at all.

In addition, certain of our product candidate development programs may contemplate the development of companion diagnostics, which are assays or tests to identify an appropriate patient population. Companion diagnostics are subject to regulation as medical devices and must themselves be cleared or approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize any such product candidates, if approved. We may experience numerous unforeseen events that could delay or prevent our ability to initiate, resume or complete our preclinical or nonclinical testing and studies or clinical trials, receive marketing approval or launch and commercialize any product candidates we may develop, including:

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

•clinical trials of any product candidates we may develop may fail to show safety, purity or potency, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials, such as bridging studies, or revise our trial design or testing protocols, which could adversely affect the approvability and commercial viability of such product candidates, or we may decide to abandon product development programs as we did with RTX-321, RTX-240 and RTX-224;

•the number of patients required for clinical trials of any product candidates we may develop may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, as was the case in our Phase 1b trial for our discontinued product candidate, RTX-134, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate, and patient enrollment and participation may continue to be affected by the ongoing COVID-19 pandemic;

•we may need to add new or additional clinical trial sites;

•we may not be successful in developing, clearing or obtaining approval of companion diagnostics for use with certain of our future product candidates;

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

•the supply or quality of any product candidates we may develop or other materials necessary to conduct clinical trials of any product candidates we may develop, including raw materials, may be untimely, insufficient or inadequate and we or our suppliers, contract manufacturing organizations, or CMOs, and CROs may experience interruptions or delays, including on account of man-made or natural disasters, medical epidemics or pandemics, including the ongoing COVID-19 pandemic, shortages in the donor blood supply chain, and the U.S. government’s utilization of its Defense Production Act authority and the resulting impact on the biologic supply chain;

•RCTs may circulate longer or shorter in humans than anticipated;

•we may not be able to successfully enforce and defend our intellectual property rights and claims;

•any product candidates we may develop may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies for cancer and autoimmune diseases or additional diseases that we target that raise safety or efficacy concerns about our product candidates;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board, or DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a given product candidate. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Additionally, if we conduct any clinical trials in the future, they may be open label in study design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical or nonclinical testing and studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or nonclinical testing and studies or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates we may develop and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize such product candidates and harming our business and results of operations. Any delays in our nonclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

All of our potential product candidates are still in the preclinical stage, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications, or subsequent protocol amendments, for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing testing and clinical trials to begin or proceed, or that, once begun, issues will not arise that lead to the suspension or termination of such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or similar application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

The clinical trials we conduct or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our future product candidates.

Before obtaining regulatory approvals for the commercial sale of any of our future product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that such product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of any product candidates we may develop may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. As is the case with many treatments for cancer and autoimmune diseases, it is likely that there may be side effects associated with their use. For example, the RCTs we have been developing are produced from O negative donor red blood cells and we believe can therefore be used as allogeneic therapies in approximately 95% of patients. However, following repeated dosing, some patients may develop antibodies to blood antigens on our RCTs. These antibodies could reduce the efficacy of our RCTs or result in undesirable side effects.

Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical and preclinical studies and earlier clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of any of our future product candidates.

We may develop future product candidates in combination with one or more therapies. The uncertainty resulting from the use of any such product candidates in combination with such other therapies may make it difficult to accurately predict side effects in future clinical trials.

Results of any clinical trials we may conduct could reveal a high and unacceptable severity and prevalence of these or other side effects. Further, if significant adverse events or other side effects are observed in any of the clinical trials we may conduct, including the discontinued clinical trials for RTX-240, RTX-224, and RTX-321, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications, or interrupt, delay or halt the trials or our development efforts of one or more product candidates. We, the FDA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may cause delays in such approval, result in a more restrictive label or inhibit market acceptance of the approved product due to its tolerability or label versus other therapies.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a given product candidate may only be uncovered with a significantly larger number of patients exposed to such product candidate. If any of our future product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including that regulatory authorities may withdraw or limit their approval of such product candidates, we may be subject to regulatory investigations and government enforcement actions, we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates and our reputation may suffer.

We believe that any of these events or developments could prevent us from achieving or maintaining market acceptance of the affected product candidates and could materially harm our business, financial condition and prospects.

If we encounter difficulties enrolling patients in any clinical trials we may conduct in the future, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in any future clinical trials we may conduct for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on the ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

•the ability to recruit clinical trial investigators and other personnel with the appropriate competencies and experience, and the availability of qualified investigators and other personnel to conduct clinical trials during the ongoing COVID-19 pandemic;

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

•the availability of adequate supply or quality of the product candidates or other materials necessary to conduct clinical trials, including as a result of the ongoing COVID-19 pandemic;

•the ability to obtain and maintain patient consents; and

•the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Any clinical trials we may conduct in the future will compete with other clinical trials of product candidates that are in the same therapeutic areas as our future product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Additionally, since the number of qualified clinical investigators is limited, we expect to conduct some of our future clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of investigators who are available for our clinical trials in such clinical trial sites. Moreover, because our future product candidates will represent a departure from more commonly used methods for our targeted therapeutic areas, potential patients and their doctors may be inclined to use conventional or newly launched competitive therapies, rather than enroll patients in any future clinical trial. For example, we experienced patient enrollment challenges in our Phase 1 clinical trial of RTX-321, which was discontinued in May 2022, likely as a result of competition for patient enrollment, alongside the impacts of the ongoing COVID-19 pandemic on staffing and site activation in general.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of any future clinical trials we may conduct, which could prevent completion of these trials and adversely affect our ability to advance the development of our future product candidates.

Interim, top-line and preliminary data from preclinical studies and future clinical trials that we announce or publish from time to time may change as more preclinical and patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, top-line or preliminary data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. Interim, preliminary or top-line data from any clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Positive results from early preclinical studies or early clinical trials are not necessarily predictive of the results of later preclinical studies or later clinical trials. If we cannot replicate the positive results from our earlier preclinical studies or earlier clinical trials in our later preclinical studies or later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any positive results from our preclinical studies or early clinical trials may not necessarily be predictive of the results from later preclinical studies or later clinical trials. Similarly, even if we are able to complete our ongoing or planned preclinical studies or future clinical trials according to our development timelines, the positive results from such preclinical studies or clinical trials may not be replicated in subsequent preclinical studies or clinical trial results.

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

We may develop future product candidates in combination with other therapies, and safety or supply issues with combination-use products may delay or prevent development and approval of any such product candidates.

We may develop future product candidates in combination with one or more therapies, both approved and unapproved. Even if any product candidate we may develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with such product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs for indications other than cancer. Similarly, if the therapies we use in combination with any of our future product candidates are replaced as the standard of care for the indications we choose for such product candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We may also evaluate future product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell any product candidate we may develop in combination with any such unapproved therapies if such therapies do not ultimately obtain marketing approval. The regulations prohibiting the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. In addition, there are additional risks that result from the fact that such therapies are unapproved, such as the potential for serious adverse effects and delay in their clinical trials.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval, or if safety, efficacy, manufacturing, or supply issues arise with the drugs we choose to evaluate in combination with any product candidate we may develop, we may be unable to obtain approval of or market such product candidate.

We may expend our resources to pursue a particular product candidate or indication and forgo the opportunity to capitalize on product candidates or indications that may ultimately be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for regulatory approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

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

We may not be successful in our efforts to identify product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be wrong and may adversely affect our business.

Although we intend to explore other therapeutic opportunities in addition to the pipeline products that we have been developing, we may fail to identify viable product candidates for clinical development for a number of reasons. If we fail to identify potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for any future product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

Risks related to sales, marketing and competition

The market opportunities for our product candidates may be limited to those patients who are ineligible for other therapies or who have failed prior treatments and may be small, and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer and autoimmune therapies are sometimes characterized as first-line, second-line, third-line and even fourth-line, and the FDA often approves new therapies initially only for last-line use. Initial approvals for new cancer and autoimmune therapies are often restricted to later lines of therapy, and in the case of cancer specifically, for patients with advanced or metastatic disease. This will limit the number of patients who may be eligible for such new therapies, which may include our future product candidates.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations, or secondary market research databases, and may prove to be incorrect. For example, the number of new products in development for the diseases we are targeting continues to grow, and it is conceivable that patients will have multiple treatment options in the future. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our future product candidates may be limited or may not be amenable to treatment with such product candidates. Furthermore, regulators and payors may further narrow the therapy-accessible treatment population. Even if we obtain significant market share for our future product candidates, because certain of the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds, drugs, cellular or gene therapies that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we may develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing, on an exclusive basis, drug, biologic, cellular or gene therapy products that are more effective, safer, more easily commercialized or less costly than the product candidates we may develop or they may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our future product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

We anticipate competing with the largest biopharmaceutical companies in the world, as well as a broad range of smaller biotechnology companies which are currently conducting research in cellular therapies, either alone or in partnerships with other parties, and all of which have or may have greater financial and human resources than we currently have. In addition to these fully integrated biopharmaceutical companies, we also compete with those companies whose products target the same indications as our potential product candidates. Many third parties compete with us in developing various approaches to cancer and autoimmune therapies. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Any treatments developed by our competitors could be superior to any product candidates we may develop. It is possible that these competitors will succeed in developing technologies that are more effective than the RCTs that we have been developing or that would render any cancer targeted RCTs that we may develop obsolete or noncompetitive. We anticipate that we will face increased competition in the future as additional companies enter our market and scientific developments surrounding other cancer and autoimmune therapies continue to accelerate.

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

Even if we obtain regulatory approval to market any product candidates we may develop, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for such product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

Even if a product candidate we may develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any product candidate we may develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, other cancer treatments like chemotherapy, radiation therapy and immunotherapy are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

If any of the product candidates we may develop are approved but do not achieve an adequate level of acceptance by patients, physicians and payors, we may not recognize sufficient revenue from such product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful.

Cellular therapies are a novel approach and negative perception of any product candidates that we may develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies in general, and red blood cell therapies in particular, remain novel and unproven therapies, with no red blood cell therapy approved to date in the United States, the United Kingdom or the European Union. Red blood cell therapies may not gain the acceptance of the public or the medical community. For example, CAR-Ts and other cellular therapies have in some cases caused severe side effects and even mortality and their broader use may therefore be limited. Although the therapies we have been developing are fundamentally different than these earlier cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Further, the use of potent T cell and NK cell stimulation as a potential treatment for solid or hematological cancers is a recent scientific development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community.

Our success will depend upon physicians who specialize in the treatment of diseases targeted by our future product candidates prescribing treatments that involve the use of such product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of any product candidates we may develop or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our potential product candidates or demand for any products we may develop.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell any products we may develop, we may not be able to generate product revenue.

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

In addition to establishing internal sales, marketing and distribution capabilities, we may pursue collaborative arrangements regarding the sales and marketing of any product candidates we may develop for which we have obtained marketing approval, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized the product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of any future products we may develop.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

If we were to seek regulatory approval of our product candidates outside of the United States and, accordingly, be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•differing regulatory requirements in foreign countries;

•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•economic weakness in domestic or foreign markets, including weaknesses caused by geopolitical instability;

•rising inflation in the economies in which we operate, which could increase our current and future cost of labor, clinical trial costs, supply costs, manufacturing costs, and other operating expenses;

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

Risks related to our business operations

The effects of health epidemics like the ongoing COVID-19 pandemic, including recurring surges and waves of infection and emergent variants of the coronavirus, in regions where we, or the third parties on which we rely, have business operations has affected, and may continue to affect, our business, including our preclinical studies and research and development efforts. The ongoing COVID-19 pandemic could materially affect our operations, including at our headquarters in Massachusetts, as well as the businesses or operations of the third parties with whom we conduct business, or may conduct business with.

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

Fluctuation in infection rates in the regions in which we have business operations has resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response to new or reinstated restrictions. The duration and severity of the pandemic, as well as periodic spikes in infection rates, new strains of the virus that causes COVID-19, local outbreaks and resurgence of the virus, and the broad availability of effective vaccines and treatments have impacted, and may continue to impact, our preclinical studies and other business operations. Our suppliers and vendors are subject to such restrictions and orders and have been and may continue to be impacted. While not materially adversely affected, our business continues to experience the impact of COVID-19 on our supply chain and vendor operations. The ultimate extent of such impact, including on the supply chain for our preclinical activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19, or the effectiveness of actions and vaccinations to contain and treat COVID-19. The continued effects of COVID-19 globally, including the identification of new strains of COVID-19, could continue to adversely impact our preclinical studies and other business operations in the United States. Any continuing negative impact COVID-19 has on the advancement of any product candidates we may develop, including on the availability of study data, could cause costly delays to future clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize any future product candidates, increase our operating expenses, and have a material adverse effect on our financial results. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results and those of third parties on which we rely, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We have seen in the past, and may continue to see in the future, the effect that the ongoing COVID-19 pandemic has had on the ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect the availability of, and access to, study sites generally. Key clinical trial activities, such as site monitoring, have experienced interruptions due to restrictions in travel, and some patients have been, and may continue to be, unwilling to enroll in our trials or unable to comply with clinical trial protocols, including as a result of quarantines or travel restrictions which impede patient movement or interrupt healthcare services. Such interruptions to clinical activities and impacts on enrollment could delay our ability to conduct future clinical trials or release clinical trial results. While not material, the spread of COVID-19 has in some cases negatively affected the operations at our third-party vendors, which has resulted in delays and disruptions in the supply of some components of our past product candidates and could impact the supply of any future product candidates. COVID-19 may also affect employees of third-party CROs located in affected geographies that we may rely upon to carry out future clinical trials. In addition, we have in the past taken, and may in the future take, temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

Additionally, since the beginning of the ongoing COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has in some instances made it more difficult, or has delayed our ability, to timely obtain materials for our research and development efforts and other business operations.

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

Actions that we have taken to streamline our business, including the discontinuation of clinical trials of RTX-240 and RTX-224 for the treatment of advanced solid tumors and our workforce reductions, may not be as effective as anticipated and could have a negative impact on our results of operations.

As previously disclosed, in connection with our Reorganization Plan we implemented a workforce reduction and discontinued our ongoing clinical trials of RTX-240 and RTX-224 for the treatment of advanced solid tumors. We undertook these steps in an effort to streamline our business, reduce expenses and conserve cash. However, there can be no assurance that these efforts will result in the expected cost-cutting and cash-savings, or otherwise create any shareholder value, particularly in light of the recent depletion of cash from the repayment of amounts outstanding under our SLR Loan Agreement and the implementation of our Strategic Plan, which is focused on pursuing strategic alternatives and significantly reduced our operations. These undertakings were, and the reduction in our workforce may continue to be, disruptive to our limited operations, particularly given the challenges posed by the COVID-19 pandemic, including by distracting management from our core business, affecting employee productivity and morale, or impacting our ability to hire or retain key personnel, any of which could, in turn materially and adversely impact our operations. In addition, such actions could impair our development efforts could make it more difficult for us to deploy resources towards business development, or financial or other strategic, opportunities.

If we lose any team members, our ability to pursue strategic alternatives will be materially and adversely effected.

Our ability to pursue strategic alternatives depends upon our ability to retain our core team of personnel through this process. The loss of the services of any of our remaining key employees and officers, and our inability to find suitable replacements, could prevent us from pursuing or implementing any strategic alternative.

Our internal computer systems, or those used by our CROs, any future CROs or CMOs or other contractors or consultants, may fail or suffer security breaches, and our intellectual property is potentially vulnerable to cyber-attacks.

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

Further, despite the implementation of security measures, the internal computer systems of our CROs, any future CROs or CMOs and other contractors and consultants we may work with are likewise subject to such vulnerabilities. While we have not experienced any such material system failure or security breach to date (and while we are not aware of such a failure or breach at any of such third parties), if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our or their development programs and our business operations. For example, the loss of clinical trial data from any future clinical trials we may conduct could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on outside vendors to supply raw materials and other important components, such as red blood cells, which are used in our product development efforts, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Risks related to litigation and noncompliance with applicable laws or regulations

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any product candidates we may develop.

We face an inherent risk of product liability as a result of testing past and future product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if any of our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

•the inability to commercialize any product candidate; and

•declines in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we may develop, alone or with collaborators. If and when coverage is secured, our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct, including failure to comply with the laws of the FDA and other similar foreign regulatory bodies, failure to provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, failure to comply with manufacturing standards we have established, failure to comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, and failure to report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any product candidates we may develop and begin commercializing those products in the United States, our potential exposure under applicable law will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

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

Risks related to government regulation

Obtaining and maintaining regulatory approval of any of our future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of such product candidates in other jurisdictions.

We intend to submit marketing applications in both the U.S. and in selected foreign jurisdictions. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining and maintaining regulatory approval of any of our future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries.

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

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any product candidates we may develop will be harmed.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for the product candidates we may develop, we will not be able to commercialize, or will be delayed in commercializing, such product candidates, and our ability to generate revenue will be materially impaired.

Our future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of the product candidates we may develop, we must obtain marketing approval. As a preclinical stage company, we have not received approval to market any product candidate from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may develop in the future will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain regulatory approvals and expect to have to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities and clinical sites by, the relevant regulatory authority. Our future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the United States and abroad, if approval is obtained at all, is expensive, may take many years, particularly if additional clinical trials are required, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, Premarket Approval, or PMA, BLA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Any product candidates we may develop could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process, as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our future product candidates, which would significantly harm our business, results of operations and prospects.

We expect the novel nature of our future product candidates to create further challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted.

For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we may develop based on the completed clinical trials. Additionally, due to the ongoing COVID-19 pandemic, the conduct of Advisory Committee meetings may be disrupted or delayed and the impact that may have on the overall timing of regulatory approvals is uncertain.

Moreover, regulatory agencies may require the development and approval of genetic or biomarker diagnostic tests in order to advance our future product candidates to clinical trials or potential commercialization. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

In addition, even if we were to obtain approval, regulatory authorities may approve our future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our future product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our future product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Breakthrough Therapy Designation, Fast Track Designation or Regenerative Medicine Advanced Therapy Designation by the FDA, even if granted for any future product candidates, may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any such product candidates will receive marketing approval in the United States.

We may seek a Breakthrough Therapy Designation for some of our future product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our future product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our future product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

We may seek Fast Track Designation for some of our future product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation; we cannot assure our stockholders that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek Regenerative Medicine Advanced Therapy, or RMAT, designation for one or more of our future product candidates. RMAT designation by the FDA is intended to expedite development and review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy Designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. There is no assurance that we will be able to obtain RMAT designation for any of our future product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

We may seek priority review designation for one or more of our future product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our future product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in expedited development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Our future product candidates may face competition from biosimilars approved through an abbreviated regulatory pathway.

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

We may fail to obtain and maintain orphan drug designations from the FDA for our future product candidates.

Our strategy includes filing for orphan drug designation for our future product candidates, where available. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full new drug application, or NDA, or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.

We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our future product candidates, we may never receive such designations.

Even if we receive regulatory approval of any product candidates or therapies we may develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any product candidates we may develop are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

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

Any regulatory approvals that we receive for our future product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategies, or REMS, program as a condition of approval of our future product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves any of our future product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Healthcare insurance coverage and reimbursement may be limited or unavailable in certain market segments for our future product candidates, if approved, which could make it difficult for us to sell any such product candidates or therapies profitably.

The success of our future product candidates, if approved, depends on the availability of adequate coverage and reimbursement from third-party payors. In addition, because the therapies we have been developing represent new approaches to the treatment of the diseases they target, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the section entitled, “Business — Government Regulation — Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. That being said, however, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high, which may adversely impact physicians’ willingness to prescribe and treat. Further, even if one payor provides coverage for a given product, other payors may not provide coverage for that product. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Because our future product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our future product candidates.

Moreover, increasing efforts by governmental and other third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our future product candidates. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect to experience pricing pressures in connection with the sale of any of our future product candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

European Union drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European Member States.

We intend to seek approval to market our future product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for such product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly certain countries in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our future product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for such product candidates and may be affected by existing and future healthcare reform measures.

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

In addition, in some foreign countries, including the European Economic Area, or the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various European Union Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. Other European Union Member States allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Instead of approving a specific price for a medicinal product, a Member State may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our future product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our future product candidates in those countries would be negatively affected.

Data collection in Europe and some U.S. states is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

If we begin conducting trials in the EEA or the UK, we will be subject to the data protection laws of the European Union, or the EU, and United Kingdom, or the UK, in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories mean we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the European Union is governed by the provisions of the General Data Protection Regulation, or EU GDPR, which became effective on May 25, 2018. Further to Brexit, the EU GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. As of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR into United Kingdom law, (referred to as the UK GDPR and together with the EU GDPR, referred to as the GDPR). Failure to comply with the GDPR, and any supplemental European Economic Area, or EEA, country’s national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR imposes several requirements relating to the processing personal data, including the requirement to provide a notice to individuals about personal data processing activities, the lawful basis for processing personal data, having data processing agreements with third parties who process personal data, appointing data protection officers, conducting data protection impact assessments, record-keeping, responding to individuals’ requests to exercise their rights in respect of their personal data, notification of data breaches to the competent national data protection authority, and the implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes several additional requirements relating to the processing of health and other sensitive data which will require us to obtain consent from the individual to whom the personal data relates.

The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by the United Kingdom as providing adequate protection, or third countries, including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission, or a derogation applies. In addition, following the decision of the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II), transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based, or Transfer Equivalence Test.

On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EEA. The new forms of standard contractual clauses will replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum, or IDTA, which enables transfers from the UK. To the extent we transfer personal data from clinical trials in the EEA or the UK and has implemented a similar Transfer Equivalence Test. We will be required to carry out Equivalence Tests and transition to the new form of SCCs and IDTA in relation to our existing agreements with service providers outside the UK/EEA who we utilize for the processing of UK/EEA personal data and any other parties outside the UK/EEA who we transfer UK/EEA personal data to. The international transfer obligations under the EU and UK data protection regimes will require effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. The UK government has confirmed that personal data transfers from the United Kingdom to the European Economic Area remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

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

On August 16, 2022, the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

Risks related to our intellectual property

If we are unable to obtain and maintain patent protection for any product candidates we may develop or for our next generation red blood cell platform, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to the product candidates, next generation red blood cell platform and other technologies we may develop. We seek to protect our proprietary position by in-licensing intellectual property and filing patent applications in the United States and abroad relating to our potential product candidates and red blood cell platform, as well as other technologies that are important to our business. Given that the development of our technology and potential product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and potential product candidates is also at an early stage. For example, although we own issued patents related to our discontinued product candidates RTX-240 and RTX-224, there can be no assurance that we will secure issued patents for additional product candidates we may develop. We have filed or intend to file patent applications directed to the composition of matter of our potential product candidates and various processes of our red blood cell platform; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and potential product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

Composition of matter patents for biological and pharmaceutical products are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. Although we have secured issued United States composition of matter patents related to our discontinued product candidates RTX-240 and RTX-224, we cannot be certain that the claims in our pending patent applications covering the composition of matter of our potential product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions of matter relating to the product candidates we may develop, our red blood cell platform or the other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their products for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to any product candidates we may develop or for our next generation red blood cell platform could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our future product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patents applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents successfully issue, and even if such patents cover the product candidates we may develop, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for the product candidates we may develop, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We intend to rely on patent and other rights and available regulatory exclusivities, including the status of our future product candidates, if approved, as products eligible for reference product exclusivity under the BPCIA. If we are unable to obtain or maintain exclusivity from the combination of these approaches, we may not be able to compete effectively in our markets.

We rely or will rely upon a combination of patents, trade secret protection, confidentiality agreements and regulatory exclusivity to protect the intellectual property related to our technologies, pipeline products and any product candidates we may develop in the future. Our success depends in large part on our and our licensors’ ability to maintain patent and other intellectual property protection and obtain regulatory exclusivity in the United States and in other countries with respect to our proprietary technology and products.

Even if we cannot obtain and maintain effective protection of exclusivity from our intellectual property rights and regulatory efforts, including patent protection, data exclusivity or orphan drug exclusivity for any product candidates we may develop, we believe that our future product candidates could be protected, if approved, by reference product exclusivity under the BPCIA that prevents approval of a biosimilar product in the United States for a period of twelve years from the time the product to which it claims similarity was first approved. However, the BPCIA created an elaborate and complex patent dispute resolution mechanism for biosimilar applicants that poses a risk that patent infringement litigation may disrupt our activities and add increased expenses, as well as divert management’s attention. If a biosimilar version of one of our future product candidates were approved in the United States, it could have a negative effect on our business.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

With respect to our patent portfolio, as of September 30, 2022, most of the patent rights that we own or in-license are currently pending patent applications, except that we own 14 issued U.S. patents and we have four in-licensed U.S. patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect any product candidates we may develop, our red blood cell platform technology, or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

No consistent policy regarding the scope of claims allowable in patents in the biotechnology field has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property or narrow the scope of our owned or licensed patents. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products, the use of our products, and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing any patented product candidates we may develop and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our future product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our future product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our future product candidates, red blood cell platform technologies or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and patents that we own or license may be challenged in the courts or patent offices in the U.S. and abroad. We or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO or to foreign patent authorities or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our future product candidates, red blood cell platform technologies or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, which challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our future product candidates, red blood cell platform technology and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

We may, in the future, co-own patent rights relating to future product candidates and our next generation red blood cell platform with third parties. Some of our in-licensed patent rights are, and may in the future be, co-owned with third parties. In addition, our licensors may co-own the patent rights we in-license with other third parties with whom we do not have a direct relationship. Our exclusive rights to certain of these patent rights are dependent, in part, on inter-institutional or other operating agreements between the joint owners of such patent rights, who are not parties to our license agreements. For example, under our license agreement with the Whitehead Institute for Biomedical Research, or WIBR, as amended (or the WIBR License) we license certain patents rights co-owned by WIBR and Tufts University, or Tufts. Our rights to Tufts’ interest in such patent rights depends on an inter-institutional agreement between WIBR and Tufts, pursuant to which WIBR controls the licensing of such patent rights. If our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patent rights or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Our rights to develop and commercialize our product candidates and our next generation red blood cell platform are subject, in part, to the terms and conditions of licenses granted to us by others.

We rely upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates and red blood cell platform. For example, under the WIBR License, WIBR grants us an exclusive, worldwide, sublicensable license under four patent families to research, develop, make, and commercialize products and processes covered by such patent rights for all uses. The portfolio of patent rights licensed to us under the WIBR License is directed, in part, to the in vitro production of red blood cells, including the use of the enzyme sortase to conjugate a protein of interest to the cell surface. Patent rights that we in-license may be subject to a reservation of rights by one or more third parties. For example, our in-licensed patent rights from WIBR under the WIBR License were funded in part by the U.S. government. As a result, the U.S. government may have certain rights to such intellectual property. Furthermore, pursuant to a Defense Advanced Research Projects Agency Agreement between WIBR and a global biopharmaceutical company, the biopharmaceutical company funded research resulting in one of the patent families licensed to us under the WIBR License and retained a worldwide, irrevocable, non-exclusive, royalty-free right to use the inventions and technologies covered by this patent family for research and development purposes. WIBR also retains the right with respect to all four patent families licensed to us to (i) to practice the patent rights licensed under the agreement for research, teaching and educational purposes, including sponsored research and collaboration, and (ii) to grant non-exclusive licenses to academic and not-for-profit research institutes to practice under the patent rights for research, teaching and educational purposes (excluding sponsored research), while Tufts retains such rights only with respect to the patent family that it co-owns.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, under the WIBR License, WIBR controls prosecution of the patent rights licensed to us, and we control enforcement of the patent rights. We cannot be certain that our in-licensed patent applications (and any patents issuing therefrom) that are controlled by our licensors will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents rights, or lose rights to those patent applications (or any patents issuing therefrom), the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates and red blood cell platform technologies that are the subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. Moreover, we cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. In addition, even where we have the right to control patent prosecution of patents and patent applications, we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution. Finally, subject to the terms of any such license agreements, the licensor may be able to terminate the license without our consent. For example, under the WIBR License, WIBR may terminate the WIBR License upon written notice to us if we, along with our affiliates and sublicensees, cease to carry on business related to the WIBR License for more than six months. WIBR may also terminate the WIBR License for our material breach that remains uncured for sixty days after receiving notice thereof, if we fail to pay amounts due under the agreement within thirty days after receiving notice of such failure, or if we challenge the validity or enforceability of any of the licensed patent rights.

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

The WIBR License imposes, and we expect our future license agreements will impose, various development, diligence, commercialization, and other obligations on us in order to maintain the licenses. In spite of our efforts, WIBR or a future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our pipeline products, future product candidates, or of our red blood cell platform technologies. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to continue to utilize our red blood cell platform or successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on our pipeline products, future product candidates, red blood cell platform technologies, and other technologies essential to our business operations, in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our pipeline products, any future product candidates, our next generation red blood cell platform or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

Issued patents covering our pipeline products, future product candidates, and any patents that may be issued covering our red blood cell platform technologies and other technologies, could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our pipeline products, future product candidates, red blood cell platform technologies or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our pipeline products, future product candidates, red blood cell platform technologies, or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our pipeline products, future product candidates, red blood cell platform or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our pipeline products, future product candidates, our next generation red blood cell platform or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our licensors’ ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our pipeline products, future product candidates, red blood cell platform and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our pipeline products, future product candidates, next generation red blood cell platform and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

We currently, and may continue in the future continue to, rely on third parties to assist us in developing and manufacturing our product candidates. Accordingly, we must, at times, share know-how and trade secrets, including those related to our red blood cell platform, with them. We may in the future also enter into research and development collaborations with third parties that may require us to share know-how and trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our know-how, trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements, and including in our vendor and service agreements terms protecting our confidential information, know-how and trade secrets, with parties who have access to such information, such as our employees, scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and we remind former employees when they leave their employment of their confidentiality obligations. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, necessary rights to any product candidates, red blood cell platform technologies or other technologies we may develop.

We currently have rights to certain intellectual property, through licenses from third parties, to develop our potential product candidates and red blood cell platform technologies. Some pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of cellular therapeutics and red blood cell technologies and may have patents and have filed and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. We may also require licenses from third parties for certain technologies that we are evaluating for use with our pipeline products or future product candidates. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for the product candidates we have been developing or our next generation red blood cell platform at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing red blood cell platform technology, which could harm our business, financial condition, results of operations, and prospects significantly.

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

Third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates, our next generation red blood cell platform and other technologies.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to red blood cell technologies and therapeutic proteins, and in the fields in which we have been developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our pipeline products, future product candidates, red blood cell platform technologies and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates, red blood cell platform technologies and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we have been developing our product candidates, red blood cell platform and other technologies might assert are infringed by our pipeline products, future product candidates, red blood cell platform or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our pipeline products, future product candidates, red blood cell platform or other technologies.

It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our pipeline products, future product candidates, red blood cell platform or other technologies, could be found to be infringed by our pipeline products, future product candidates, red blood cell platform or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our pipeline products, future product candidates, red blood cell platform or other technologies may infringe. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our red blood cell platform technologies, manufacturing methods, pipeline products, future product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates, red blood cell platform or other technologies infringes upon these patents. We are aware of an issued patent outside the United States that is directed to erythrocytes that comprise exogeneous polypeptides. While we believe that we have reasonable defenses against a claim of infringement should such a claim be brought, including that certain claims in this patent are invalid, there can be no assurance that we will prevail in any such action by the holder of the patent. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by any product candidates, red blood cell platform or other technologies we may develop. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates, red blood cell platform, or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing product candidates, red blood cell platform, or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidates, red blood cell platform, or other technologies, which could harm our business significantly.

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

Risks related to our reliance on third parties

We will rely on third parties to conduct our future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of, or commercialize, any potential product candidates.

We have in the past depended, and expect to depend in the future, upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. In addition, we expect to rely on CROs to wind down our clinical trials of RTX-240 and RTX-224. We have in the past had to, and expect in the future to have to, negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We have in the past relied, and expect in the future to rely, heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that any trial we may conduct is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties will be required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in any future clinical trials we may conduct may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any future clinical trials we may conduct comply with the GCP requirements. In addition, any clinical trials we conduct in the future will need to be conducted with biologic product produced under cGMP requirements and may require a large number of patients.

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

Any third parties conducting our future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they will devote sufficient time and resources to our future clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our future clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our future product candidates. As a result, our financial results and the commercial prospects for our future product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or do so on commercially reasonable terms. Switching or adding CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we plan to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that any such delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We may rely on third parties to conduct investigator-sponsored clinical trials of our future product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of such product candidates may delay or impair our ability to obtain regulatory approval for such product candidates.

We may rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our future product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our future product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our future product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

Additionally, the FDA or non-U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or other non-U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate any planned trials and/or may not accept such additional data as adequate to initiate such trials.

We may rely on third parties to produce and process any product candidates we may develop and/or our products, if approved.

We currently rely on outside vendors to supply raw materials and other important components, such as red blood cells and proteins, which are used in our preclinical studies and which will be used to manufacture any product candidates we may develop. We may not be able to manufacture sufficient materials to meet preclinical and clinical demand for our product candidates and may not reach commercial scale for any future product candidates for which we obtain regulatory approval. We will make changes as we work to optimize the manufacturing process for our potential product candidates, and we cannot be sure that even minor changes in the process will result in therapies that are safe and effective.

The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. If we or any contract manufacturers that we may engage cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of any product candidate. In addition, we have no control over the ability of any contract manufacturers that we may engage to maintain adequate quality control, quality assurance and qualified personnel and such third parties may experience business interruptions. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of any product candidates we may develop or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our future product candidates, if approved.

For more information, see “Risk factors—Risks related to manufacturing and supply” below.

Cell therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

Our potential product candidates require certain specialty raw materials, some of which we obtain from small companies with limited resources and experience to support a clinical or commercial product. In addition, those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support clinical or commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We do not currently have contracts in place with all of the suppliers that we may need at any point in time, and if needed, may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support future clinical or commercial manufacturing.

We will depend on suppliers for red blood cells and some of the other components and materials used to manufacture our future product candidates.

We will depend on suppliers for red blood cells and some of the other components and materials necessary to manufacture our future product candidates and our suppliers of red blood cells depend on the availability of human donors. We cannot be sure that these suppliers will remain in business, that they will be able to identify and recruit adequate numbers of donors, that they will be able to meet our supply needs, that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose or whether they will otherwise be affected by factors outside of their control. Additionally, we rely on sole suppliers for certain of our supplies. If these sole suppliers are unable to supply to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all.

There are, in general, relatively few alternative sources of supply for these components and red blood cells. These suppliers may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components and red blood cells could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from a supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we will seek to maintain adequate inventory of the red blood cells and other components and materials we will use to manufacture any future product candidates, any interruption or delay in the supply of red blood cells or other components or materials, or our inability to obtain red blood cells or other components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet future clinical and commercial demand.

In addition, as part of the FDA’s approval of any product candidates we may develop, we will also require FDA approval of the individual components of our process, which include the manufacturing processes and facilities of our suppliers.

Our reliance on these suppliers subjects us to a number of risks that could harm our business, and financial condition, including, among other things:

•material interruption of future product candidate or commercial supply resulting from modifications to or discontinuation of a supplier’s operations as a result of the ongoing COVID-19 pandemic;

•the continued manufacture and supply of raw materials and components for the Company’s preclinical and clinical development programs, which, in some cases, have been delayed or interrupted due to the ongoing COVID-19 pandemic, and the availability of any of which could be significantly impaired in the future by the ongoing COVID-19 pandemic;

•delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

•a lack of long-term supply arrangements for key components with our suppliers;

•inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•difficulty and cost associated with locating and qualifying alternative suppliers for our red blood cells and other components and materials in a timely manner;

•production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•continued delay in delivery due to our suppliers prioritizing other customer orders over ours, in particular to meet demand for vaccines, or other delays related to the ongoing COVID-19 pandemic;

•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers; and

•economic weakness, including inflation, or political instability in particular foreign economies and markets.

If any of these risks materialize, our manufacturing costs could significantly increase and our ability to meet any future clinical and commercial demand for our products could be impacted.

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

Risks related to manufacturing and supply

The manufacturing process we have been developing is unique. If we or any third-party manufacturers that we may engage encounter difficulties in manufacturing our future product candidates or any of their components, our ability to provide supply of such product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing process we have been developing to produce our future product candidates is complex and novel and it has not previously been used to manufacture products for clinical testing or commercialization. As a result of these complexities, we expect that the cost to manufacture our future product candidates will be higher than traditional small molecule chemical compounds and monoclonal antibodies and that the manufacturing process will be less reliable and more difficult to reproduce. Furthermore, our manufacturing process development is at an early stage. The actual cost to manufacture and process any product candidates we may develop could be greater than we expect and could materially and adversely affect the commercial viability of such product candidates.

Our manufacturing process may be susceptible to logistical issues associated with the collection of red blood cells from donors, procurement of proteins sourced from various suppliers and shipment to the product candidate manufacturing site, as well as shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes, or changes to these processes, could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in our manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes can trigger regulatory review or delays and, regardless of regulatory feedback, will carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of any future clinical trials we may conduct. Additionally, under the Reorganization Plan, we implemented certain cost reduction actions in September 2022, which are intended to focus our capital on advancing our next generation red blood cell technology platform. Because we are early in the development of our next generation red blood cell platform, and because of the complexity, novelty, and logistical challenges of the manufacturing process, we cannot assure you that our efforts to develop a manufacturing process for our next generation platform will be successful.

If we successfully develop our next generation manufacturing process, we likely will continue to optimize the process, and doing so is a difficult and uncertain task , and there are risks associated with scaling to the level required for clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, and timely availability of reagents and/or raw materials. Any contract manufacturer that we may engage with may not have the necessary capabilities to successfully implement our manufacturing process. If we are unable to adequately validate or scale-up the manufacturing process for our future product candidates as planned, we will need to transfer to an alternative contract manufacturer and complete the manufacturing validation process, which can be costly, lengthy and unpredictable. If we are able to adequately validate and scale-up the manufacturing process for our future product candidates with a contract manufacturer that we may engage, we may still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our future product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs that we may engage are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of the product candidates we may develop, there is no assurance that either we or our CMOs that we may engage will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. We or CMOs we may engage may fail to manage the logistics of storing and shipping our raw materials and product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in the inability to manufacture product or the loss of usable product or could prevent or delay the delivery of product candidates to patients. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our future product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

Fluctuations in a CMO’s demand from other customers may affect their ability or willingness to deliver materials or products in a timely manner or may lead to long-term capacity constraints at the supplier. Additionally, a CMO may lose access to critical services or sustain damage to a facility, including losses due to man-made or natural disasters, geo-political events, or epidemics that may result in a sustained interruption in the manufacture and supply of our products. Our

CMOs may also encounter financial or other hardships unrelated to our demand for materials, products and services, which could inhibit their ability to fulfill our orders and meet our requirements. If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. Our clinical trial supply for any clinical trials we may conduct in the future could be delayed significantly as a result. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

The trading price of our common stock has been highly volatile and could continue to be subject to large fluctuations in response to the risk factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, and other risk factors beyond our control, including:

•the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our potential product candidates;

•any delay in our regulatory filings for any product candidates we may develop and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

•adverse or uninterpretable results from or delays in clinical trials of any product candidates we may develop, such as those we encountered with our Phase 1b clinical trial for RTX-134, which we have since discontinued;

•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•adverse regulatory decisions, including failure to receive regulatory approval of any product candidates we may develop;

•changes in laws or regulations applicable to any product candidates we may develop, including but not limited to clinical trial requirements for approvals;

•adverse developments concerning the manufacture of any product candidates we may develop, such as the difficulties encountered by our former contract manufacturer for clinical supply of our discontinued Phase 1b clinical trial for RTX-134;

•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•our inability to establish collaborations, if needed;

•our failure to commercialize any product candidates we may develop;

•additions or departures of key scientific or management personnel;

•company-wide reductions in workforce;

•unanticipated serious safety concerns related to the use of any product candidates we may develop;

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

In recent years, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Since our common stock began trading on The Nasdaq Global Select Market on July 18, 2018, our stock price has traded at prices as low as $0.32 per share and as high as $38.71 per share through October 31, 2022.

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

On July 27, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (which we refer to as the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Select Market under the symbol “RUBY” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided a period of 180 calendar days, or until January 23, 2023 (which we refer to as the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending January 23, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

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

As of October 31, 2022, our executive officers, directors and their affiliates beneficially hold, in the aggregate, over 43% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest as one of our stockholders.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

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

We anticipate that as of December 31, 2022, we will be a non-accelerated filer and thus for the fiscal year ended December 31, 2023, we will not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, as of June 30, 2022, we met the definition of a smaller reporting company and thus are able to take advantage of the scaled disclosure requirements for such companies, although we do not anticipate taking advantage of any of these scaled disclosure requirements until the beginning of the fiscal year ended December 31, 2023.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing or cause us to take other corporate actions they desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

RUBIUS THERAPEUTICS, INC.

Date: November 9, 2022	By:	/s/ Pablo J. Cagnoni
Pablo J. Cagnoni, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Jose Carmona
Jose Carmona
Chief Financial Officer
(Principal Financial Officer)